Form 10-Q
period 1996-06-30
SOFTWARE ARTISTRY INC
filed 1996-08-02
CIK 862928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                  FORM 10-Q
                               ________________

(Mark  One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      Or

          TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF    1934
                    FOR THE TRANSITION PERIOD FROM ____ TO ____

                       Commission file number:  0-25578

                           SOFTWARE ARTISTRY, INC.
            (Exact name of registrant as specified in its charter)


                    Indiana                                        35-1731589
     (State  or  other  jurisdiction  of  organization)       (I.R.S. Employer
                                                       Identification  Number)

   9449  Priority  Way  West  Drive,  Indianapolis,  IN                  46240
     (Address  of  principal  executive  offices)                   (Zip Code)


                                (317) 843-1663
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
     Yes          X                    No

As of July 25, 1996, there were 6,763,691 shares of Common Stock, no par value, outstanding.











     15

                           SOFTWARE ARTISTRY, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS





                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         As of June 30, 1996 and December 31, 1995                            3

         Condensed Consolidated Statements of Operations --
         For the three months and six months ended June 30, 1996 and 1995     4

         Condensed Consolidated Statements of Cash Flows --
         For the six months ended June 30, 1996 and 1995                      5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          14

                        PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS



                           SOFTWARE ARTISTRY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)



                                                  June 30,    December 31,
                                                    1996          1995
                                                ------------  -------------
                                                (Unaudited)

            Assets
- - - ----------------------------------------------
Current assets:
 Cash and cash equivalents                      $     11,547  $      15,816
 Marketable securities                                 6,383          2,263
 Trade account receivables, net                        9,419         12,442
 Prepaid expenses and other current assets               713            672
 Deferred income taxes                                   103            103
                                                ------------  -------------
   Total current assets                               28,165         31,296

Property and equipment, net                            4,497          3,318
Capitalized software development costs, net            1,050            820
Other assets                                              58             60
                                                ------------  -------------

   Total assets                                 $     33,770  $      35,494
                                                ============  =============

       Liabilities and Stockholders' Equity
- - - ----------------------------------------------
Current liabilities:
 Notes payable and capitalized leases           $          9  $          22
 Accounts payable and accrued expenses                 1,294          1,095
 Accrued compensation and related expenses               703          1,527
 Income taxes payable                                    494            877
 Deferred revenue                                      6,247          5,873
                                                ------------  -------------
   Total current liabilities                           8,747          9,394

Deferred income taxes                                    462            462
                                                ------------  -------------

   Total liabilities                                   9,209          9,856
                                                ------------  -------------

Stockholders' equity:
 Common stock, no par value; 10,000,000 shares
   authorized, 6,758,799 and 6,777,148 shares
   outstanding at June 30, 1996 and
   December 31,1995, respectively                     22,088         23,103
 Retained earnings                                     2,473          2,535
                                                ------------  -------------
   Total stockholders' equity                         24,561         25,638
                                                ------------  -------------

   Total liabilities and stockholders' equity   $     33,770  $      35,494
                                                ============  =============




                           See accompanying notes.



                                   SOFTWARE ARTISTRY, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)



Three Months Ended June 30,      Six Months Ended June 30,
                                                              1996     1995     1996     1995
                                                             -------  ------  --------  ------

Revenues:
 Initial license fees                                        $4,861   $4,151  $ 8,451   $7,026
 Renewal license fees and services                            2,665    1,556    5,147    2,915
                                                             -------  ------  --------  ------
   Total revenues                                             7,526    5,707   13,598    9,941

Operating expenses:
 Costs of license fees                                          423      343      808      595
 Costs of renewal license fees and services                   1,483      978    2,672    1,744
 Sales and marketing                                          3,548    2,093    6,680    3,978
 Product development                                          1,151      690    2,168    1,228
 General and administrative                                     772      482    1,520      884
 Severance charge                                               207       --      207       --
                                                             -------  ------  --------  ------
   Total operating expenses                                   7,584    4,586   14,055    8,429
                                                             -------  ------  --------  ------

Income (loss) from operations                                   (58)   1,121     (457)   1,512

Interest income, net                                            188      206      363      267
                                                             -------  ------  --------  ------

Income (loss) before income taxes                               130    1,327      (94)   1,779

Provision for (benefit of) income taxes                          44      465      (32)     623
                                                             -------  ------  --------  ------

Net income (loss)                                            $   86   $  862  $   (62)  $1,156
                                                             =======  ======  ========  ======

Primary:
 Net income (loss) per share                                 $ 0.01   $ 0.11  $ (0.01)  $ 0.17
                                                             =======  ======  ========  ======

 Shares used in computing net income (loss) per share         7,465    7,826    7,536    6,693
                                                             =======  ======  ========  ======

Fully diluted:
 Net income (loss) per share                                 $ 0.01   $ 0.11  $ (0.01)  $ 0.16
                                                             =======  ======  ========  ======

 Shares used in computing net income (loss) per share         7,465    7,881    7,536    7,291
                                                             =======  ======  ========  ======










                           See accompanying notes.



                              SOFTWARE ARTISTRY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)



                                                            Six Months Ended  June 30,
                                                                   1996      1995
                                                                 --------  --------

Operating activities:
 Net income (loss)                                               $   (62)  $ 1,156
 Items not affecting cash provided by operations:
   Depreciation and amortization of property and equipment           667       278
   Amortization of software development costs                        166        79
   Change in allowance for doubtful accounts                         (59)       99
   Disposition of equipment                                           --        11
   Amortization of financing costs                                    --         1
   Changes in assets and liabilities:
     Trade accounts receivable                                     3,082     1,122
     Prepaid expenses and other current assets                       (41)     (336)
     Accounts payable and accrued expenses                           199      (607)
     Accrued compensation and related expenses                      (824)     (573)
     Income taxes payable                                           (383)      172
     Deferred revenue                                                374       641
   Net cash provided by operations                                 3,119     2,043
                                                                 --------  --------

Investing activities:
 Purchase of marketable securities, net                           (4,120)   (7,758)
 Purchase of property and equipment                               (1,846)     (596)
 Capitalization of software development costs                       (396)     (274)
 Decrease (increase) in other assets                                   2        (7)
   Net cash used in investing activities                          (6,360)   (8,635)
                                                                 --------  --------

Financing activities:
 Proceeds from issuance of common stock, net of issuance costs        --    19,741
 Proceeds from exercise of stock options                             238       113
 Purchase of common stock                                         (1,253)       --
 Redemption of Series D preferred stock                               --      (563)
 Payment of accumulated dividends on preferred stock                  --      (519)
 Payment of interest payable to stockholders                          --      (362)
 Principal payments on equipment obligations                         (13)      (23)
   Net cash provided (used) by financing activities               (1,028)   18,387
                                                                 --------  --------

Change in cash and cash equivalents                               (4,269)   11,795

Cash and cash equivalents, beginning of period                    15,816       398
                                                                 --------  --------

Cash and cash equivalents, end of period                         $11,547   $12,193
                                                                 ========  ========

Supplemental disclosures:
 Cash paid for:
   Interest expense                                              $     4   $    10
   Income taxes                                                      351       452
 Noncash investing and financing activities:
   Transfer of preferred stock to common stock                        --     2,900
   Dividends accrued on preferred stock                               --        31



                           See accompanying notes.

                           SOFTWARE ARTISTRY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

     Software Artistry, Inc. (the "Company") develops, internationally markets, and supports a family of internal and external customer support software applications. To date, a significant portion of revenues have been generated from North American customers. The Company does not have a concentration of credit risk in any one industry, geographic region, or customer.

     A significant portion of the Company's revenues are derived from licenses of Expert Advisor, a complete problem management system designed to resolve customer problems.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

1.    BASIS  OF  PRESENTATION
     The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. In management's opinion, this information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information.

     The operating results for the interim periods are not necessarily indicative of the results of operations for the full year.

2.    CASH,  CASH  EQUIVALENTS,  AND  MARKETABLE  SECURITIES
     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Those instruments with maturities between three and twelve months are considered to be short-term marketable securities. Cash equivalents and marketable securities consist primarily of U.S. government securities, municipal issues and interest-bearing deposits with major banks.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its marketable debt securities as available-for-sale securities. These securities are valued at their fair value. There was no significant difference between cost and fair value at June 30, 1996 or December 31, 1995.

3.    CAPITALIZED  SOFTWARE  DEVELOPMENT  COSTS
     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized.

     Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. This method results in greater amortization than the ratio of current year gross product revenues to current and anticipated future gross product method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

Capitalized software development costs consists of the following amounts (in thousands):





                                 June 30,    December 31,
                                   1996          1995
                               ------------  -------------
                               (Unaudited)

Capitalized costs              $      1,400  $       1,004
Less accumulated amortization           350            184
                               $      1,050  $         820
                               ============  =============



4.          NET  INCOME  PER  SHARE
     Primary net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding and gives effect to certain adjustments. Common equivalent shares include outstanding stock options and, for periods prior to 1996, Series A redeemable convertible preferred stock; such stock was redeemed in connection with the Company's initial public offering in March 1995. Common equivalent shares are included in the per share calculation using the modified treasury stock method.

     Fully diluted net income per share is computed in the same manner as primary net income per share, except that all outstanding shares of Series B and C redeemable convertible preferred stock are assumed to have been converted to common stock at the time of issuance.

5.          USE  OF  MANAGEMENT  ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

6.          SEVERANCE  CHARGE
     Severance charge amounts include the compensation and benefits expense resulting from certain management separations.

7.          RECLASSIFICATIONS
     Certain amounts in the 1995 unaudited condensed consolidated financial statements have been reclassified to conform to the 1996 presentation.

                           SOFTWARE ARTISTRY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Company's 1995 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "plans," "expects," or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update this discussion except as may be legally required in its reporting statements.

RESULTS  OF  OPERATIONS
     The following table sets forth certain income and expense items as a percentage of total revenues, and the percentage change in dollar amounts of such items, for the three and six months ended June 30, 1996 and 1995.




                                                                     Period to Period Change
                                                                     -----------------------
                                             Three Months   Six Months
                                                 Ended         Ended   Three Months Six Months
                                                June 30,     June 30,      1996      1996
                                             ------------- ------------  Compared   Compared
                                              1996   1995   1996   1995   to 1995   to 1995
                                              -----  -----  -----  -----  --------  --------

Revenues:
 Initial license fees                           65%    73%    62%    71%       17%       20%
 Renewal license fees and services              35     27     38     29        71        77
   Total revenues                              100    100    100    100        32        37
                                              -----  -----  -----  -----

Operating expenses:
 Costs of license fees                           6      6      6      6        23        36
 Costs of renewal license fees and services     20     17     20     18        52        53
 Sales and marketing                            47     37     49     40        70        68
 Product development                            15     12     16     12        67        77
 General and administrative                     10      8     11      9        60        72
 Severance charge                                3     --      1     --         *         *
   Total operating expenses                    101     80    103     85        65        67
                                              -----  -----  -----  -----

Income (loss) from operations                   (1)    20     (3)    15         *         *

Interest income, net                             3      3      3      3        (9)       36
                                              -----  -----  -----  -----

Income (loss) before income taxes                2     23     --     18       (90)        *

Provision for (benefit of) income taxes          1      8     --      6       (91)        *
                                              -----  -----  -----  -----

Net income (loss)                                1%    15%     0%    12%      (90)        *
                                              =====  =====  =====  =====


* Not a meaningful percentage



     General
     The Company has not recognized North American initial license fee growth in 1996 compared to 1995 (as discussed in Initial License Fees below).
However, the Company has made a strategic decision to increase investing in sales and marketing activities, product development activities, and general and administrative expenses. As a result of the level North American initial license fees and the strategic investing decision, sales and marketing, product development, and general and administrative expenses were a greater percentage of total revenues in 1996 compared to comparable periods in 1995.

     The Company plans to continue at least its current dollar level of sales and marketing activities and to continue to increase product development and general and administrative expenses during 1996. Additionally, the Company plans to continue increasing services activities as discussed under Costs of Renewal License Fees and Services below. The Company anticipates that, for the remainder of 1996, expenses in these areas may continue to be a higher percentage of total revenues for 1996 compared to comparable periods in 1995.

     Revenues
     The Company's revenues are derived from initial license fees, renewal license fees, and services. The Company recognizes initial license fees upon shipment. The Company unbundles the initial product support revenue (typically 12 months effective April 1, 1996 and typically three months prior to April 1,
1996) and services revenue included in the license agreement and recognizes these revenues in renewal license fees and services. The Company's license agreements do not provide a right of return. Continued support of the Company's software typically requires the payment of an annual license renewal fee which is offered at 18% of the then current initial license fee. Renewal license fees include customer technical support and product enhancements and are recognized ratably over the term of the license period. The Company provides a comprehensive range of services, including consulting and education; services revenue is recognized at the time the service is provided. Allowances are maintained for potential credit losses, which have not been significant to date.

     Initial  License  Fees
     Initial license fee revenues increased by 17% to $4.9 million for the quarter ended June 30, 1996, from $4.2 million for the quarter ended June 30, 1995. For the six month period ended June 30, 1996, initial license fees revenues increased by 20% to $8.5 million from $7.0 million for the comparable 1995 period. The continued growth in initial license fee revenues is primarily a result of the expansion of both the direct sales force and marketing operations and increased marketing efforts.

     North American initial license fees were $3.9 million and $3.8 million for the three months ended June 30, 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, North American initial license fees were $6.5 million. The results in the second quarter and first half of 1996 reflect the effects of increased domestic competitive pressures, the learning curve experienced by newer members of the North American sales force, and the impact of the change in warranty period (discussed below in last paragraph of Initial License Fees).

     Initial license fees from outside North America were $1.0 million, or 21% of total initial license fee revenues, for the quarter ended June 30, 1996, compared with $342,000, or 8% of total initial license fee revenues, in the same period in 1995. For the six month period ended June 30, 1996, initial license fees from outside North America were $2.0 million, or 24% compared with $497,000, or 7% of total initial license fee revenues, in the same period in 1995. The increase in non-North American initial license fees is primarily the result of increased sales and marketing activities in Europe. During 1995, the Company added both a Vice President, European Operations and a Vice President, Asia/Pacific Operations. The Company expects that international revenue will continue to be a larger portion of total revenues during the remainder of 1996 than in 1995.

     Beginning on April 1, 1996, the Company extended its standard warranty period, which includes initial product support, from three months to 12 months on all new contracts. As a result of extending the standard warranty period, a larger percentage of each contract is now unbundled, which may have negatively impacted the amount of initial license fee revenues recognized in the quarter ended June 30, 1996. However, the impact of this change in standard warranty period cannot be conclusively determined due to various factors involved in the contract negotiation process.

     Renewal  License  Fees  and  Services
     Renewal  license  fees  include  a portion of initial license fee amounts representing support (unbundled from the initial license fee) and annual license renewals. Renewal license fee revenues increased by 78% to $1.6 million in the three months ended June 30, 1996 from $920,000 for the comparable period in 1995. For the six month period ended June 30, 1996, renewal license fee revenues increased by 79% to $3.2 million from $1.8 million for the comparable 1995 period. These increases are due to an expanded user base as a result of an increased number of product installations and license expansions.

     Services revenues increased by 62% to $1.0 million in the second quarter of 1996 from $636,000 in the second quarter of 1995. For the six month period ended June 30, 1996, service revenues increased by 73% to $1.9 million from
$1.1  million  for  the  comparable  1995  period.    These  increases  were
attributable to the increase in revenues from the initial licensing of the Company's products and a continuing emphasis on providing complete services solutions to existing customers.

     Costs  of  License  Fees
     Costs of license fees consist primarily of third party royalty and commission payments, product media, documentation, duplication, shipment, and amortization of capitalized software costs. Costs of license fees increased by 23% in the second quarter of 1996 and 36% for the first half of 1996 from comparable periods in 1995. Costs of license fees represented 6% of total revenues each of the periods presented. Costs of license fees may increase as a percentage of total revenue in the remainder of 1996 because of recently negotiated royalty contracts for items designed to increase product functionality and performance that are now included in various products.

Costs  of  Renewal  License  Fees  and  Services
     Costs of renewal license fees and services consist primarily of the costs of providing customer technical support, consulting, education, and account management. Costs of renewal license fees and services constituted 20% and 17% of total revenues and 56% and 63% of renewal license fees and services revenue in the second quarters of 1996 and 1995, respectively. Costs of renewal license fees and services constituted 20% and 18% of total revenues and 52% and 60% of renewal license fees and services revenue in the first six months of 1996 and 1995, respectively. The dollar increase was due primarily to the growth in the Company's installed customer base and the growth of customer technical support, consulting, training, and account management staff. These costs increased as a percent of total revenue also in part due to the increase in services revenues.

     The Company plans to continue expanding its account management group which is included in costs of services and anticipates that the costs of renewal license fees and services i) will increase in dollars and ii) may continue to increase as a percentage of renewal license fees and services during the remainder of 1996 compared to 1995.

     Sales  and  Marketing
     Sales and marketing expenses were 47% and 37% of total revenues in the second quarters of 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, sales and marketing expenses were 49% and 40% of total revenues, respectively. The dollar increase in sales and marketing expenses was due to both an increase in domestic and international sales staff and a significant expansion of marketing expenses, including increased staff and promotional activities. The Company anticipates that the dollar amount of sales and marketing expenses will continue to be a higher percentage of revenues in 1996 compared to 1995 as this additional staff becomes educated on the Company's product suite.

Product  Development
     The following table sets forth information regarding product development costs (dollar amounts in thousands):



                                          Three months     Six months
                                         ended June 30,   ended June 30,
                                         1996     1995    1996     1995
                                        -------  ------  -------  -------

Total product development costs         $1,343   $ 837   $2,564   $1,502
Costs capitalized                          192     147      396      274
  Product development expense           $1,151   $ 690   $2,168   $1,228
                                        =======  ======  =======  =======

Amortization of capitalized software
 development costs (included in costs
 of license fees)                       $  103   $  34   $  166   $   79

Percentage of costs capitalized             13%     18%      15%      18%
Percentage of costs capitalized,
 net of amortization                         5%     13%       8%      13%



     Product development expenses were 15% and 12% of total revenues in the second quarter of 1996 and 1995, respectively. For the six month periods ended June 30, 1996 and 1995, product development expenses were 16% and 12% of total revenues, respectively. The increase in dollar amounts was due primarily to the growth of the product development staff. The Company plans to continue increasing its level of investment in product development during 1996. This increase is contingent upon the Company identifying and hiring qualified candidates.

     The Company capitalized software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized are dependent on the specific activities that the development staff is engaged in during each year. Capitalized software development costs are amortized over the estimated life of the related products (up to three years) and amounts amortized are included in the costs of license fees.

     General  and  Administrative
     General and administrative expenses include the costs of finance, human resources, information systems, and administrative departments of the Company.
 General and administrative expenses increased by 60% to $772,000 in the second quarter of 1996 from $482,000 in the second quarter of 1995, representing 10% and 8% of total revenue for both periods, respectively. For the six month periods ended June 30, 1996 and 1995, general and administrative expenses were 11% and 9% of total revenues, respectively. The dollar increase resulted primarily from additional personnel and other costs incurred to support the growth of the Company's operations.

Severance  Charge
     Severance charge amounts include the compensation and benefits expense resulting from certain management separations.
     Interest  Income,  Net
     Interest income, net was $188,000 and $206,000 in the second quarters of 1996 and 1995, respectively. This decrease was primarily attributable to 1996 stock repurchases, which have totaled $1.3 million. For the six month period ended June 30, 1996, interest income increased to $363,000 from $267,000 for the comparable 1995 period. This increase was due to interest earned on the proceeds of the Company's initial public offering in March 1995.

      In January 1996, the Company announced a stock repurchase plan of up to 500,000 shares of its common stock. To the extent that the Company repurchases common stock as authorized, 1996 interest rates change in relation to 1995 interest rates, and cash is generated or used by operations, interest income will be affected.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In March 1995, the Company completed the sale of equity securities through the initial public offering of its common stock. As a result of this offering, the Company recorded proceeds of $19.7 million, net of related underwriting discount and offering expenses. The Company generated $3.1 million and $2.0 million of cash from operations for the six months ended June 30, 1996 and 1995, respectively. These amounts are due primarily to a decrease in accounts receivable in both years and net income in 1995.

     Accounts receivable decreased to $9.4 million from $12.4 million and deferred revenues increased to $6.2 million from $5.9 million at June 30, 1996 from December 31, 1995, respectively. The decrease in accounts receivable is primarily attributable to the lower amount of initial license fee revenues in the second quarter of 1996 compared to the fourth quarter of 1995. The Company calculates days sales outstanding as (i) the amount of accounts receivable at quarter end (ii) divided by the sum of quarterly revenues and the change in deferred revenues (iii) multiplied by 90. The Company believes this calculation to be relevant because deferred revenues (in addition to recognized revenues) are typically billable, and therefore contribute to the increase in accounts receivable each period.

     Days sales outstanding were 119 days as of June 30, 1996 and 82 days as of June 30, 1995. The increase in such days is primarily attributable to the greater concentration of licensing activity at the end of the second quarter of 1996 compared to licensing activity in the second quarter of 1995. Also, a greater percentage of 1996 contracts in 1996 periods are with customers outside of North America (see Initial License Fees discussion) and the payments from these customers take longer, on average, to collect. A number of the Company's contracts are billable over an extended period of time, generally four to six months. Given the expected continuing concentration of licensing activity at the end of each period, increasing international revenue and certain extended billing terms, the Company expects that accounts receivable and days sales outstanding may continue to be substantial in the foreseeable future.

     The Company used $6.4 million and $8.6 million for investment activities in the first two quarters of 1996 and 1995, respectively. This decrease is due primarily to a lower amount of marketable securities purchased in the first six months of 1996 compared to the same time period in 1995. In the first six months of 1996 and 1995, the Company expended $1.8 million and $596,000, respectively, for purchases of property and equipment. Due to planned business expansion, additions to property and equipment are expected to continue, including the purchase of equipment for new employees, upgrading equipment for existing employees, and potential expansion of Company facilities. As of June 30, 1996, the Company had no material commitments for capital expenditures.

     In January 1996 the Company announced that the Board of Directors authorized the Company to purchase up to 500,000 of the Company's common stock. During the three months ended June 30, 1996, the Company purchased 90,000 shares at a cost of $672,000 and for the first six months of 1996, the Company purchased 140,000 shares at a cost of $1.3 million.

     As of June 30, 1996, the Company had $11.5 million of cash and cash equivalents, $6.4 million of short-term investments, and working capital of $19.4 million. In addition, at June 30, 1996 the Company had a working capital line of credit of $2.0 million. Management believes that existing cash balances and marketable securities, cash flow from operations, and the line of credit commitment will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through the next twelve months.

OTHER  CONSIDERATIONS
     In addition to the other information set forth in this report, there are certain risks that should be considered with regard to the Company and its Common Stock. The following section lists some, but not all, of these risks and uncertainties which may potentially cause a significant impact on the Company's future results of operations. This section should be read in conjunction with the Company's 1995 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995.

     The Company may experience significant fluctuations in operating results depending upon many factors, including, among others, the timing of new application announcements and releases by the Company and its competitors, budgeting cycles of its customers, demand for the Company's products, the size and timing of customer orders, changes in the proportion of revenues attributable to license fees versus renewal fees and services, changes in the level of operating expenses, and general economic conditions. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Although the Company has experienced rapid growth in recent periods, such growth rates may not be sustainable and may not be indicative of future operating results. The Company's continued growth will depend in part upon its ability to enhance existing applications and develop and introduce new applications that are technologically advanced, respond to evolving customer requirements, respond to competitive products or announcements, and achieve market acceptance of its products.

     The Company's quarterly operating results fluctuate from quarter to quarter with the fourth quarter historically having the highest total revenues and operating income. The Company believes that this pattern will repeat in the future.

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, as well as other events or factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the market in which Software Artistry does business, or relating to Software Artistry specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices of securities of many high-technology companies and which have often been unrelated to the operating performance of these companies. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     The Company currently derives substantially all of its revenue from SA-Expert Advisor and related products and services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of SA-Expert Advisor and related products and services would have a material adverse effect on the Company's business and results of operations. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of SA-Expert Advisor and other products.

     The Company believes that its future success will depend upon its ability to attract, motivate, and retain qualified personnel, including key members of senior management and members of the Company's sales force. Competition for such personnel is intense. The inability to hire and retain qualified personnel could have a material adverse effect on the Company's business or results of operations. In addition, the rapid growth in the Company's customer base and expansion of its applications have placed, and are expected to continue to place, a strain on the Company's management and other resources. The Company's future performance will depend in part on its ability to implement and improve its operational, financial, and management information systems and to hire, train, and manage its employees.

     In conjunction with the license of its applications, the Company markets a proprietary application development environment, including its own fourth generation language. In the event that the Company's proprietary application development environment does not keep pace with the technological changes required by its customers, there can be no assurance that the Company would be able to modify its proprietary application development environment or rewrite its applications, and the inability or delays in doing so could have a material adverse effect on the Company's business or results of operations.

     Because the Company provides its licensees with the source code to certain Company licensed applications, licensees have the ability to customize such applications. However, there can be no assurance that all licensees will appropriately isolate their customizations. As a result, the Company, while not contractually obligated, may incur additional costs for services in excess of those that would ordinarily be required, and customer satisfaction could diminish substantially, resulting in a material adverse effect on the Company's business or results of operations.

     The market for the Company's applications is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications and to develop and introduce new applications that meet technological advances, respond to evolving customer requirements, respond to competitive products or announcements, and achieve market acceptance. There can be no assurance that the Company will be successful in developing and marketing new applications or enhancements to existing applications on a timely basis, or that its enhancements and new applications will adequately address the changing needs of the marketplace and achieve market acceptance. Any such failure could have a material adverse effect on the Company's business or results of operations. Furthermore, programs as complex as those offered by the Company may contain a number of undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by third-party test sites, errors will not be found in future applications or enhancements, with the possible result of delay in or loss of market acceptance and a material adverse effect on the Company's business or results of operations.

     The competitive factors affecting the market for the Company's software and services include: vendor and product reputation, availability of products on "popular" computer and communications platforms, scalability, integration with other enterprise applications, functionality and features, ease-of-use, product quality, performance, price, quality of support, documentation, and training. The relative importance of each of these factors depends upon the market segment. The inability to compete effectively with respect to these factors could have a material adverse effect on the Company's business or results of operations.

     The Company is not aware that its products, trademarks, or other proprietary rights significantly infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

     Despite the high credit ratings on the Company's marketable securities, there is no assurance such agencies will not default on their obligations which could result in losses of principal and accrued interest to the Company.

                         PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibits
          Exhibit  11  --  Statement  re:  Computation  of  Earnings Per Share
          Exhibit  27  -  Financial  Data  Schedule

     (b)          Reports  on  Form  8-K
          No  reports  on  Form  8-K  were  filed  during  the current period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  2,  1996

SOFTWARE  ARTISTRY,  INC.


W.  Scott  Webber
President,  Chief  Executive  Officer
and  Director
(Principal  Executive  Officer)



Stephen  R.  Head
Vice  President,  Finance
Chief  Financial  Officer,
Secretary  and  Treasurer
(Principal  Financial  Officer  and
Principal  Accounting  Officer)