Form 10-Q
period 1996-09-30
SOFTWARE ARTISTRY INC
filed 1996-11-14
CIK 862928

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-Q
                               ________________

(Mark  One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE  ACT  OF  1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

As of November 5, 1996, there were 6,712,508 shares of Common Stock, no par value, outstanding.




                           SOFTWARE ARTISTRY, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         As of September 30, 1996 and December 31, 1995                   3

         Condensed Consolidated Statements of Income --
         For the three months and nine months
         ended September 30, 1996 and 1995                                4

         Condensed Consolidated Statements of Cash Flows --
         For the nine months ended September 30, 1996 and 1995            5

         Notes to Condensed Consolidated Financial Statements             6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                15

         Signatures                                                      15

                        PART I - FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

                                           SOFTWARE ARTISTRY, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (DOLLARS IN THOUSANDS)

                                                            September 30,   December 31,
                                                                1996            1995
                                                            ------------    ------------
                                                             (Unaudited)
            Assets
----------------------------
Current assets:
 Cash and cash equivalents                                      $7,020          $15,816
 Marketable securities                                          10,272            2,263
 Trade account receivables, net                                  9,972           12,442
 Prepaid expenses and other current assets                         794              672
 Deferred income taxes                                             103              103
                                                               -------          -------
   Total current assets                                         28,161           31,296

Property and equipment, net                                      4,524            3,318
Capitalized software development costs, net                      1,144              820
Other assets                                                        61               60
                                                               -------          -------
   Total assets                                                $33,890          $35,494
                                                               =======          =======

       Liabilities and Stockholders' Equity
-------------------------------------------------------
Current liabilities:
 Notes payable and capitalized leases                          $     4          $    22
 Accounts payable and accrued expenses                           1,270            1,095
 Accrued compensation and related expenses                         986            1,527
 Income taxes payable                                              636              877
 Deferred revenues                                               6,367            5,873
                                                              --------         --------
   Total current liabilities                                     9,263            9,394

Deferred income taxes                                              462              462
                                                              --------          -------
   Total liabilities                                             9,725            9,856
                                                              --------          -------

Stockholders' equity:
 Common stock, no par value; 10,000,000 shares
   authorized, 6,702,691 and 6,777,148 shares
   outstanding at September 30, 1996 and
   December 31,1995, respectively                               21,382           23,103
 Retained earnings                                               2,783            2,535
                                                              --------         --------
   Total stockholders' equity                                   24,165           25,638
                                                              --------         --------
   Total liabilities and stockholders' equity                 $ 33,890          $35,494
                                                              ========         ========

                           See accompanying notes.

                                                 SOFTWARE ARTISTRY, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                         Three Months Ended            Nine Months Ended
                                            September 30,                September 30,
                                            1996    1995                  1996     1995
                                           ------  ------                -------  ------
Revenues:
 Initial license fees                      $5,418  $4,573               $13,869  $11,599
 Renewal license fees and services          2,843   1,860                 7,990    4,775
                                           ------  ------                ------   ------
  Total revenues                            8,261   6,433                21,859   16,374
                                           ------  ------                ------   ------

Operating expenses:
 Costs of license fees                        475     395                 1,283      990
 Costs of renewal license fees and services 1,786   1,263                 4,458    3,007
 Sales and marketing                        3,515   2,272                10,195    6,250
 Product development                        1,413     752                 3,581    1,980
 General and administrative                   806     574                 2,326    1,458
 Severance charge                              --      --                   207       --
                                           ------  ------                ------   ------
   Total operating expenses                 7,995   5,256                22,050   13,685
                                           ------  ------                ------   ------

Income (loss) from operations                 266   1,177                  (191)   2,689
Interest income, net                          204     224                   567      491
                                           ------  ------                ------   ------
Income before income taxes                    470   1,401                   376    3,180
Provision for income taxes                    160     490                   128    1,113
                                           ------  ------                ------   ------
Net income                                  $ 310   $ 911                 $ 248  $ 2,067
                                           ======  ======                ======   ======

Primary:
 Net income per share                      $ 0.04  $ 0.12                 $0.03   $ 0.29
                                           ======  ======                ======   ======
 Shares used in computing net income per share7,413  7,725                7,499    6,969
                                           ======  ======                ======   ======

Fully diluted:
 Net income per share                      $ 0.04  $ 0.12                $ 0.03   $ 0.28
                                           ======  ======                ======   ======
 Shares used in computing net income per share7,413  7,725                7,499    7,460
                                           ======  ======                ======   ======

                           See accompanying notes.

                                                  SOFTWARE ARTISTRY, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                       1996       1995
                                                                     ---------  ---------
Operating activities:
 Net income                                                           $    248   $  2,067
 Items not affecting cash provided by operations:
   Depreciation and amortization of property and equipment               1,083        461
   Amortization of software development costs                              284        121
   Change in allowance for doubtful accounts                              (118)        41
   Disposition of equipment                                                 --         11
   Amortization of financing costs                                          --          1
   Changes in assets and liabilities:
     Trade accounts receivable                                           2,588         (3)
     Prepaid expenses and other current assets                            (122)      (494)
     Accounts payable and accrued expenses                                 175       (442)
     Accrued compensation and related expenses                            (541)      (778)
     Income taxes payable                                                 (241)        93
     Deferred revenues                                                     494        483
                                                                      ---------   --------
   Net cash provided by operations                                       3,850      1,761
                                                                      ---------   --------
Investing activities:
 Purchase of marketable securities, net                                 (8,009)   (10,935)
 Purchase of property and equipment                                     (2,289)    (1,236)
 Capitalization of software development costs                             (608)      (450)
 Increase in other assets                                                   (1)        (8)
                                                                      ---------   --------
   Net cash used in investing activities                               (10,907)   (12,629)
                                                                      ---------   --------
Financing activities:
 Proceeds from issuance of common stock, net of issuance costs              --     19,741
 Proceeds from exercise of stock options                                   307        204
 Income tax benefit related to stock option exercise                        --         57
 Purchase of common stock                                               (2,028)        --
 Redemption of Series D preferred stock                                     --       (563)
 Payment of accumulated dividends on preferred stock                        --       (519)
 Payment of interest payable to stockholders                                --       (362)
 Principal payments on equipment obligations                               (18)       (27)
                                                                      ---------    -------
   Net cash provided (used) by financing activities                     (1,739)     8,531
                                                                      ---------    -------
Change in cash and cash equivalents                                     (8,796)     7,663
Cash and cash equivalents, beginning of period                          15,816        398
                                                                      ---------    -------
Cash and cash equivalents, end of period                              $  7,020    $ 8,061
                                                                      =========    =======
Supplemental disclosures:
 Cash paid for:
   Interest expense                                                   $     4     $    14
   Income taxes                                                           369         751
 Noncash investing and financing activities:
   Transfer of preferred stock to common stock                             --       2,900
   Dividends accrued on preferred stock                                    --          31

                           See accompanying notes.

                            SOFTWARE ARTISTRY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Software Artistry, Inc. (the "Company") develops, internationally markets, and supports a family of internal and external customer support software applications. To date, a significant portion of revenues have been generated from North American customers, although sales to non-North American customer have been increasing. The Company does not have a concentration of credit risk in any one industry, geographic region, or customer.

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

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its marketable debt securities as available-for-sale securities. These securities are valued at their fair value. There was no significant difference between cost and fair value at September 30, 1996 or December 31, 1995.

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

Capitalized software development costs consists of the following amounts (in thousands):

                                                 September 30,    December 31,
                                                     1996             1995
                                                ---------------   ------------
                                                  (Unaudited)
Capitalized costs                                   $  1,612         $  1,004
Less accumulated amortization                            468              184
                                                    --------         --------
                                                    $  1,144         $    820
                                                    ========         ========

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

RESULTS  OF  OPERATIONS
     The following table sets forth certain income and expense items as a percentage of total revenues, and the percentage change in dollar amounts of such items, for the three and nine months ended September 30, 1996 and 1995.

                                                              Period to Period Change
                                                           ----------------------------
                                 Three Months  Nine Months     Three Months   Nine Months
                                     Ended September 30,          Ended September 30,
                                                                     1996 Compared
                                 1996   1995   1996   1995        to 1995      to 1995
                                 ----   ----   ----   ----        -------      -------
Revenues:
 Initial license fees              66%   71%    63%    71%           18%         20%
 Renewal license fees and services 34    29     37     29            53          67
                                 ----- -----  -----  -----
   Total revenues                 100   100    100    100            28          33
                                 ----- -----  -----  -----
Operating expenses:
 Costs of license fees              6     6      6      6            20          30
 Costs of renewal license fees
                  and services     22    20     20     19            41          48
 Sales and marketing               42    35     47     38            55          63
 Product development               17    12     16     12            88          81
 General and administrative        10     9     11      9            40          60
 Severance charge                  --    --      1     --             *           *
                                 ----- -----  -----  -----
   Total operating expenses        97    82    101     84            52          61
                                 ----- -----  -----  -----
Income (loss) from operations       3    18     (1)    16           (77)          *

Interest income, net                3     3      3      3            (9)         15
                                 ----- -----  -----  -----
Income before income taxes          6    21      2     19           (66)        (88)
Provision for income taxes          2     7      1      6           (66)        (88)
                                 ----- -----  -----  -----
Net income                          4%   14%     1%    13%          (66)        (88)
                                 ===== =====  =====  =====
* Not a meaningful percentage

     General
     The Company has recognized less North American initial license fees in 1996 compared to 1995 (as discussed later in Initial License Fees). However, the Company made a strategic decision to continue increasing sales and marketing activities, product development activities, and general and administrative expenses during the second and third quarters of 1996. As a result of the reduced North American initial license fees and the strategic investing decision, sales and marketing, product development, and general and administrative expenses were a greater percentage of total revenues in 1996 compared to the corresponding periods in 1995. The Company anticipates that expenses in these areas may continue to be a higher percentage of total revenues for 1996 compared to the corresponding periods in 1995. In addition, the Company expects an increase in its current dollar level of sales and marketing activities during the fourth quarter of 1996.

Revenues
The Company's revenues are derived from initial license fees, renewal license fees, and services. The Company recognizes initial license fees upon shipment. The Company unbundles the initial product support revenue (typically 12 months) and services revenue included in the license agreement and recognizes these revenues in renewal license fees and services. The Company's license agreements do not provide a right of return. Continued support of the Company's software typically requires the payment of an annual license renewal fee which is offered at 18% of the then current initial license fee. Renewal license fees include customer technical support and product enhancements and are recognized ratably over the term of the license period. The Company provides a comprehensive range of services, including consulting and education; services revenue is recognized at the time the service is provided. Allowances are maintained for potential credit losses, which have not been significant to date.

Initial  License  Fees
     Initial license fee revenues increased by 18% to $5.4 million for the quarter ended September 30, 1996, from $4.6 million for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, initial license fees revenues increased by 20% to $13.9 million from $11.6 million for the comparable 1995 period. The continued growth in initial license fee revenues is primarily a result of expanding the European sales force and distributor sales channels and increased marketing efforts.

North American initial license fees were $3.4 million and $4.5 million for the three months ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, North American initial license fees were $9.9 million and $10.9 million. The results in the third quarter and first nine months of 1996 reflect the effects of increased domestic competitive pressures and the impact of the change in warranty period (discussed below in last paragraph of Initial License Fees).

Initial license fees from outside North America were $2.0 million, or 37% of total initial license fee revenues, for the quarter ended September 30, 1996, compared with $112,000, or 2% of total initial license fee revenues, in the same period in 1995. For the nine month period ended September 30, 1996, initial license fees from outside North America were $4.0 million, or 29% compared with $609,000, or 5% of total initial license fee revenues, in the same period in 1995. The increase in non-North American initial license fees is primarily the result of increased sales and marketing activities in Europe.
 During 1995, the Company added both a Vice President, European Operations and
a  Vice  President,  Asia/Pacific  Operations.    The  Company  expects  that
international revenue will continue to be a larger portion of total revenues during the remainder of 1996 than in 1995.

Beginning on April 1, 1996, the Company extended its standard warranty period, which includes initial product support, from three months to 12 months on all new contracts. As a result of extending the standard warranty period, a larger percentage of each contract is now unbundled, which may have negatively impacted the amount of initial license fee revenues recognized in the quarter ended September 30, 1996. However, the impact of this change in standard warranty period cannot be conclusively determined due to various factors involved in the contract negotiation process.

Renewal  License  Fees  and  Services
     Renewal  license  fees  include  a portion of initial license fee amounts representing support (unbundled from the initial license fee) and annual license renewals. Renewal license fee revenues increased by 61% to $1.7 million in the three months ended September 30, 1996 from $1.1 million for the comparable period in 1995. For the nine month period ended September 30, 1996, renewal license fee revenues increased by 72% to $4.9 million from $2.9 million for the comparable 1995 period. These increases are due to an expanded user base as a result of an increased number of product installations and license expansions.

Services revenues increased by 42% to $1.1 million in the third quarter of 1996 from $785,000 in the third quarter of 1995. For the nine month period ended September 30, 1996, service revenues increased by 60% to $3.1 million from $1.9 million for the comparable 1995 period. These increases were attributable to the increase in revenues from the initial licensing of the Company's products and a continuing emphasis on providing complete services solutions to existing customers.

Costs  of  License  Fees
     Costs of license fees consist primarily of third party royalty and commission payments, product media, documentation, duplication, shipment, and amortization of capitalized software costs. Costs of license fees increased by 20% in the third quarter of 1996 and 30% for the first nine months of 1996 from comparable periods in 1995. Costs of license fees represented 6% of total revenues for each of the periods presented. The Company expects these costs to remain a similar percentage of total revenues for the remainder of 1996.

Costs  of  Renewal  License  Fees  and  Services
     Costs of renewal license fees and services consist primarily of the costs of providing customer technical support, consulting, education, and account management. Costs of renewal license fees and services constituted 22% and 20% of total revenues and 63% and 68% of renewal license fees and services revenue in the third quarters of 1996 and 1995, respectively. Costs of renewal license fees and services constituted 20% and 19% of total revenues and 56% and 63% of renewal license fees and services revenue in the first nine months of 1996 and 1995, respectively. The dollar increase was due primarily to the growth in the Company's installed customer base and the growth of customer technical support, consulting, training, and account management staff. These costs increased as a percentage of total revenue also in part due to the increase in services revenues. The Company anticipates that the costs of renewal license fees and services will increase in dollars during the remainder of 1996 compared to 1995.

Sales  and  Marketing
     Sales and marketing expenses were 42% and 35% of total revenues in the third quarters of 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, sales and marketing expenses were 47% and 38% of total revenues, respectively. The dollar increase in sales and marketing expenses was due to both an increase in domestic and international sales staff and a significant expansion of marketing expenses, including increased staff and promotional activities. The Company anticipates that the dollar amount of sales and marketing expenses will continue to be a higher percentage of revenues in 1996 compared to 1995.

Product  Development
     The following table sets forth information regarding product development costs (dollar amounts in thousands):

                                       Three  months  ended      Nine  months  ended
                                           September  30,          September  30,
                                           1996     1995           1996     1995
                                         -------   ------        -------   -------
Total product development costs           $1,625   $ 928          $4,189    $2,430
Costs capitalized                            212     176             608       450
                                         -------   ------        -------    -------
  Product development expense             $1,413   $ 752          $3,581    $1,980
                                         =======   ======        =======    =======
Amortization of capitalized software
 development costs (included in costs
 of license fees)                         $  118   $  42          $  284    $  121

Percentage of costs capitalized               13%     19%             14%       19%
Percentage of costs capitalized,
 net of amortization                           6%     15%              7%       14%

Product development expenses were 17% and 12% of total revenues in the third quarter of 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, product development expenses were 16% and 12% of total revenues, respectively. The increase in dollar amounts was due primarily to the growth of the product development staff. The Company plans to hold development costs steady in the fourth quarter of 1996 relative to the third quarter of 1996.

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

General  and  Administrative
     General and administrative expenses include the costs of finance, human resources, information systems, and administrative departments of the Company. General and administrative represented 10% and 9% of total revenue for the third quarters of 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, general and administrative expenses were 11% and 9% of total revenues, respectively. The dollar increase resulted primarily from additional personnel and other costs incurred to support the growth of the Company's operations.

Severance  Charge
     Severance charge amounts include the compensation and benefits expense resulting from certain management separations during the second quarter of 1996.

Interest  Income,  Net
     Interest income, net was $204,000 and $224,000 in the third quarters of 1996 and 1995, respectively. This decrease was primarily attributable to 1996 stock repurchases, which have totaled $2.0 million. For the first nine months of 1996, interest income increased to $567,000 from $491,000 for the comparable 1995 period. This increase was due to interest earned on the proceeds of the Company's initial public offering in March 1995.

 In January 1996, the Company announced a stock repurchase plan of up to 500,000 shares of its common stock. To the extent that the Company repurchases common stock as authorized, interest rates change, cash is generated or used by operations, and cash is used to purchase property and equipment, interest income will be affected.

LIQUIDITY  AND  CAPITAL  RESOURCES
     In March 1995, the Company completed the sale of equity securities through the initial public offering of its common stock. As a result of this offering, the Company recorded proceeds of $19.7 million, net of related underwriting discount and offering expenses. The Company generated $3.9 million and $1.8 million of cash from operations for the nine months ended September 30, 1996 and 1995, respectively. For 1996, this amount is due primarily to a decrease in account receivables and non-cash expenses. In 1995, the amount was due primarily to net income.

     Account receivables decreased to $10.0 million from $12.4 million and deferred revenues increased to $6.4 million from $5.9 million at September 30, 1996 from December 31, 1995, respectively. The decrease in accounts receivable is primarily attributable to the lower amount of initial license fee revenues in the third quarter of 1996 compared to the fourth quarter of 1995. The Company calculates days sales outstanding as (i) the amount of accounts receivable at quarter end (ii) divided by the sum of quarterly revenues and the change in deferred revenues (iii) multiplied by 90. The Company believes this calculation to be relevant because deferred revenues (in addition to recognized revenues) are typically billable, and therefore contribute to the increase in account receivable each period.

     Days sales outstanding were 107 days as of September 30, 1996 and 102 days as of September 30, 1995. These nearly equivalent amounts are attributable to the similar concentration of licensing activity at the end of the third quarters of 1996 and 1995. This 1996 amount is also due in part to a substantially greater percentage of 1996 contracts with customers outside of North America (see Initial License Fees discussion). Payments from these customers take longer, on average, to collect. Also, a number of the Company's contracts are billable over an extended period of time, generally four to six months. Given the expected continuing concentration of licensing activity at the end of each period, increasing international revenue and certain extended billing terms, the Company expects that accounts receivable and days sales outstanding may continue to be substantial in the foreseeable future.

The Company used $10.9 million and $12.6 million for investment activities in the first three quarters of 1996 and 1995, respectively. This decrease is due primarily to a lower amount of marketable securities purchased in the first nine months of 1996 compared to the same time period in 1995. In the first nine months of 1996 and 1995, the Company expended $2.3 million and $1.2 million, respectively, for purchases of property and equipment. Due to planned business expansion, additions to property and equipment are expected to continue, including the purchase of equipment for new employees, upgrading equipment for existing employees, and potential expansion of Company facilities. As of September 30, 1996, the Company had no material commitments for capital expenditures.

In January 1996 the Company announced that the Board of Directors authorized the Company to purchase up to 500,000 of the Company's common stock. During the three months ended September 30, 1996, the Company purchased 102,500 shares at a cost of $775,000 and for the first nine months of 1996, the Company purchased 242,500 shares at a cost of $2.0 million.

As of September 30, 1996, the Company had $7.0 million of cash and cash equivalents, $10.3 million of short-term investments, and working capital of $18.9 million. In addition, at September 30, 1996 the Company had a working capital line of credit of $2.0 million. Management believes that existing cash balances and marketable securities, cash flow from operations, and the line of credit commitment will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through the next twelve months.

In October 1996 the Company signed a lease for a new corporate office facility in the same vicinity as its current corporate office. The expected occupancy date is January 1998. The new facility is considered necessary to meet the expected growth in company staff. The lease commitment is substantially greater than the current lease, but is relatively comparable in cost per square foot. In connection with this relocation, there may be capital costs incurred by the company for leasehold improvements and other equipment. In connection with the Company's decision to remain in Indiana, state and city tax credits are available which could aggregate more than $10 million over a ten year period beginning in 1998.

OTHER  CONSIDERATIONS
     In addition to the other information set forth in this report, there are certain risks that should be considered with regard to the Company and its Common Stock. The following section lists some, but not all, of these risks and uncertainties which may cause a significant impact on the Company's future results of operations. This section should be read in conjunction with the Company's 1995 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995.

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

The Company believes that its future success will depend upon its ability to attract, motivate, and retain qualified personnel, including key members of senior management and members of the Company's sales force and development staff. Competition for such personnel is intense. The inability to hire and retain qualified personnel could have a material adverse effect on the Company's business or results of operations. In addition, the rapid growth in the Company's customer base and expansion of its applications have placed, and are expected to continue to place, a strain on the Company's management and other resources. The Company's future performance will depend in part on its ability to implement and improve its operational, financial, and management information systems and to hire, train, and manage its employees.

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

                         PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibits
          Exhibit  11  --  Statement  re:  Computation  of  Earnings Per Share
          Exhibit  27  --  Financial  Data  Schedule

     (b)          Reports  on  Form  8-K
          No  reports  on  Form  8-K  were  filed  during  the current period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  13,  1996

SOFTWARE  ARTISTRY,  INC.

  /s/  W.  Scott  Webber
W.  Scott  Webber
President,  Chief  Executive  Officer
and  Director
(Principal  Executive  Officer)


  /s/  Stephen  R.  Head
Stephen  R.  Head
Vice  President,  Finance  and  Administration,
Chief  Financial  Officer,
Secretary  and  Treasurer
(Principal  Financial  Officer  and
Principal  Accounting  Officer)