Form 10-Q/A
period 1996-06-30
SOFTWARE ARTISTRY INC
filed 1996-12-05
CIK 862928

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                               ________________

                                  FORM 10-Q/A
                                Amendment No. 1
                               ________________

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

     (a)          Exhibits
           Exhibit  27  -  Financial  Data  Schedule

     (b)          Reports  on  Form  8-K
          No  reports  on  Form  8-K  were  filed  during  the current period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October  7,  1996

SOFTWARE  ARTISTRY,  INC.

____________________
W.  Scott  Webber
President,  Chief  Executive  Officer
and  Director
(Principal  Executive  Officer)


____________________
 Stephen  R.  Head
Vice  President,  Finance
Chief  Financial  Officer,
Secretary  and  Treasurer
(Principal  Financial  Officer  and
Principal  Accounting  Officer)