Form 10-K405
period 1996-12-31
SOFTWARE ARTISTRY INC
filed 1997-03-24
CIK 862928

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 843-1663

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X         No
                           ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on March 11, 1997, as reported on the NASDAQ National Market System was $27,146,304. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of March 11, 1997, the Registrant had 7,041,451 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Software Artistry, Inc. (the "Company" or "Software Artistry") was formed and incorporated in Indiana in 1988. Software Artistry develops, markets, and supports two suites of internal and external customer support software applications. In 1996, the Company expanded the number of applications it markets and introduced the SA-EXPERTISE-TM- suite designation for its Customer Relationship Management products for external customer support, which is expected to be released in late first quarter/early second quarter of 1997. In addition, the SA-EXPERTISE-TM- suite for Enterprise Support Management provides organizations with an integrated solution for internal support for employees and end users. Both EXPERTISE suites are designed to increase operational efficiency and enhance customer satisfaction through improved problem management and problem resolution capabilities.

BACKGROUND

    Over the past year the internal and external customer support markets have continued to mature as more organizations realize the importance of providing assistance to employees having problems with technology and/or providing automation tools to their external customer support organizations.

    The shift from mainframe-based applications to client/server computing continues to drive the demand for support of internal customers (i.e., employees and others working within the enterprise). While this shift has delivered better performance and functionality as promised, the immaturity of systems management tools has yielded an even greater support burden than anticipated, leading to increasing demands on support centers. At the same time, increased market competition is causing companies to focus on differentiating themselves from their competitors by providing faster and more effective responses to customer needs. Providing high-quality external customer support is seen as a key competitive advantage.

   The Company believes that the internal and external support markets are being further defined as separate and distinct markets. The core applications for call and problem management and resolution in both markets are very similar; however, unique related applications have emerged to define vastly different product "suites" for each market. For example, the typical external customer support suite is characterized by additional products for service dispatch, contract management, and sales and marketing management. The internal support (often referred to as help desk) suite continues to develop, with products for asset and change management along with integration with popular network and systems management tools. One trend that is common to both markets is end-user empowerment tools, which allow users (customers or employees) to directly submit problems, inquire on their status, and even resolve problems without a customer support analyst interaction.

THE SOFTWARE ARTISTRY SOLUTION

    Software Artistry applications help companies increase customer satisfaction, reduce time to problem resolution, allow end users to solve problems without interfacing directly with the help desk, allow for strategic management of corporate assets, and facilitate changes that occur in an organization's environment.

    Software Artistry is maintaining a leader position in the market for the strategic internal help desk. The Company's flagship product SA-EXPERT ADVISOR-TM-, for call and problem management and resolution, provides the foundation for this leadership position. SA-EXPERT ADVISOR-TM- provides its users both internal information technology help desk analysts and external customer support analysts -- with a number of techniques to diagnose customer problems and quickly provide solutions. In 1996, Software Artistry released several revisions of related internal support products that, together, form an integrated suite of software applications that go beyond basic call and problem management and focus on the expanded issue of ENTERPRISE SUPPORT MANAGEMENT.

    Enterprise Support Management is a natural evolution of an organization's desire to move from reactive support management to proactive support management. Initially, help desk systems were used to capture, transfer, and escalate problems and, in the case of Software Artistry customers, to provide problem resolution technology. As help desk call volumes have continued to increase, organizations are now looking for ways to effectively handle and/or reduce their call volume. Software Artistry has responded to this challenge by developing END-USER EMPOWERMENT tools which allow help desks to offer their end users direct access to corporate knowledge.

    Software Artistry has been a leader in this area by enabling an organization to use its installed electronic mail system (for example, Lotus cc:Mail or Microsoft Mail) as a vehicle for the forward deployment of information. SA-EXPERT MAIL AGENT-TM- enables end users to submit problems to the help desk, check the status of an existing problem, or even resolve problems themselves.

    In addition, the Company markets a gateway product -- SA-EXPERTVIEW-TM- -- which allows the help desk to tie into market-leading network management platforms such as HP OpenView-TM- and IBM NetView-TM-. This tool keeps all support analysts informed of network failures and automatically notifies these analysts that certain corporate locations may be affected by specific network events.

    Software Artistry is also building on its successful introduction in 1995 of asset management (SA-EXPERT FOUNDATION MANAGER-TM-) and change management (SA-EXPERT EVOLUTION-TM-) applications to its portfolio of products for Enterprise Support Management. Expert Foundation Manager provides a vital link in helping the enterprise track assets from initial purchase to eventual disposition. Assets are tracked based on the location, owner, and characteristics. This informs support analysts of the exact hardware and software being used by any end user reporting a problem. Expert Evolution allows an enterprise to more easily put an efficient process in place with approval and review cycles to manage changes to the information technology infrastructure. In addition, Expert Evolution provides the ability to assess the impact of a change before it is implemented.

    Software Artistry has an installed base of over 425 corporate customers worldwide in a wide range of industries. Customers include over 33% of the 1996 Fortune 100 companies. No single customer or distributor accounted for more than 10% of the Company's revenues in 1996. International revenues were 17% of total revenues in 1996 (see Geographic Operations information in Notes to Consolidated Financial Statements section of Item 8).

STRATEGY

    Software Artistry is committed to maintaining its leadership position in the Enterprise Support Management market by enhancing current products, continuing to add new products and services, integrating with related products, and building additional product and services partnerships.

    The Company has been able to meet the needs of certain external customer support customers due to the strong problem resolution capabilities of Expert Advisor. At the same time, the Company is developing product and service offerings specifically designed for the external customer support market -- the SA-EXPERTISE suite for Customer Relationship Management.

    The underlying strategies the Company is using to meet these objectives include:

PARTNERSHIPS WITH KEY VENDORS

    The Company is actively pursuing relationships with product providers to proactively create interfaces with the Company's products, as well as with service providers, to provide business process reengineering, product implementation, and customization.

OPEN PRODUCT ARCHITECTURE

    The Company is evolving the product suite to an open architecture with well defined application programming interfaces (APIs) to allow:

    -  Addition of functionality without code modification.
    -  Ease of integration with other proprietary or packaged software.
    - Rapid adoption of new technology as justified by market and/or customer needs.

EXPAND WORLDWIDE PRESENCE

    The Company has a strong direct sales channel in North America augmented by a growing list of key partners that provide the comprehensive set of products and services demanded by this market. The Company is moving into its third full year of sales in Europe through a combination of a direct sales force in the U.K. and France and distributors in the other key countries. The Company's expansion into the Asia/Pacific region continued during 1996 after the opening in late 1995 of a regional headquarters in Singapore and the establishment of a direct sales organization in Australia. The Company is expanding in this region in 1997 by adding additional distributor relationships, the first one in Hong Kong. The Company also currently has plans to begin sales operations in Latin America during 1997.

PROVIDE SUPERIOR SERVICES AND SUPPORT EXCELLENCE

    The Company believes that providing superior support and services (implementation, consulting, and educational) enhances its market leadership position. The Company also believes that there is demand for additional services surrounding the planning for, implementation of, and utilization of its products. Consequently, the Company plans to more aggressively grow its capabilities to address select opportunities to support in these areas.

    Just as the Company's products are designed to enable its customers to provide SUPPORT EXCELLENCE, the Company uses its own products to provide the same level of quality service to its customers. For example, the Company is using SA-EXPERT ADVISOR-TM- in its Customer Support Center. The Company is also using its defect and enhancement tracking software, SA-EXPERT QUALITY-TM-, for improved response to issues where resolution falls outside of the support center. In 1996, the Company also made e-mail support available over the Internet for problem submittal, status checking, and problem resolution.

PRODUCTS

    Software Artistry seeks to offer extensive, integrated product suites that provide complete support resolution appropriate for managing an organization's internal information technology resources as well as an organization's external customer relationships. The Company's integrated application suite for Enterprise Support Management (ESM) is marketed under the umbrella name SA-EXPERTISE for ESM and the suite for Customer Relationship Management (CRM) will be marketed under the name SA-EXPERTISE for CRM.

CURRENTLY AVAILABLE PRODUCTS

INTERACTION AND REQUEST MANAGEMENT FOR ESM

    SA-EXPERT ADVISOR (client/server version 3.5 released in 1996), the Company's flagship product, provides the core functions of interaction and request management. Embedded in this product is the ability to provide call tracking, transfer, and escalation along with extensive problem resolution through multiple diagnostic techniques. The unique aspects of Expert Advisor include separate consideration of calls and problems, a single solutions database, and a variety of diagnostic paradigms to address the matrix of varying analyst experience, varying complexities of problems, and the varying level of experience of the end users.

NETWORK AND SYSTEMS MANAGEMENT INTERFACE

    SA-EXPERTVIEW (version 1.0 released in 1996) provides an interface between the support center and network and systems management platforms. It gives the support analyst immediate visibility to failures on the network and relates them to the affected department or group. When the network failure is corrected, any "problem tickets" opened as a result of the failure will be automatically closed, and the affected group notified.

ASSET MANAGEMENT

    SA-EXPERT FOUNDATION MANAGER (version 2.0 released in 1996) provides "cradle to grave" management of corporate assets. It allows assets to be
tracked by owner, location and type.   Assets can be categorized in any
number ("n-level" hierarchies) of nested levels (e.g., Country, State, Site, Building, Department, Office). The asset database can be populated and updated through an interface to LAN discovery products such as Tally NetCensus-TM-.

    SA-EXPERT EVOLUTION (version 1.0 released in 1996) allows an enterprise to manage changes to the business environment and their effects on users. Changes can be defined along with the review and approval process required. Models for changes can be built to facilitate changes that occur often in an environment, and the affects of changes can be tested through impact analysis evaluations before actual implementation.

END-USER EMPOWERMENT

    SA-EXPERT MAIL AGENT (version 1.1 released in 1996) uses existing e-mail systems to provide end users with access to the solutions database for problem submission, status checking, and problem resolution.

    SA-EXPERT WEB (version 1.0 released in 1996) is designed to allow use of the Internet and the World Wide Web to provide end users with direct access to the support center for problem submission, status checking, and problem resolution using the entire set of diagnostics capabilities of Expert Advisor.

QUALITY AND PRODUCT CHANGE MANAGEMENT

    SA-EXPERT QUALITY (version 1.0 released in 1995) enables a customer support center to make better use of the suggestions it receives from customers for enhancements to its products and/or services. Expert Quality provides the framework for coordinating the product improvement and change process through the departments responsible for customer support, product development, and quality assurance. As such, it is part of the EXPERTISE suite for CRM, along with the soon-to-be-released SA-EXPERT SUPPORT-TM-.

PLANNED 1997 PRODUCT INTRODUCTION

INTERACTION AND REQUEST MANAGEMENT FOR CRM

    SA-EXPERT SUPPORT (expected release by late First Quarter/early Second Quarter, 1997) is designed to specifically address the needs of external customer service and support centers. It combines the industry-leading problem resolution capabilities of Expert Advisor with expanded interaction and request management capabilities to provide the adaptability required to handle the vast array of combinations involved with managing customers, products, and service level agreements.

SERVICES

    As a provider of customer support software, the Company recognizes the importance of offering quality service and support to its customers. The Company provides service and support through its Client Services department, which has three groups responsible for customer satisfaction: Professional Services, Educational Services, and Support Services.

PROFESSIONAL SERVICES

    The Company's Professional Services group offers a wide range of custom services including: project management, data conversion, custom coding, systems integration, and host connectivity. To further expedite their implementation projects, customers can also select from several pre-packaged plans providing such service options as computer/telephony integration, knowledge engineering, and specific product deployment packages.

EDUCATIONAL SERVICES

    The Company offers a comprehensive education and training program to customers on a fee basis. The Company provides on-site training on the administration and use of its products. Additionally, customers can obtain a comprehensive training program on the customization of the applications. The Company also provides courses on advanced customization techniques, systems administration, knowledge engineering, and other topics (including customized courses).

SUPPORT SERVICES

    The Company relies on the use of its own products to provide superior service and support through its Customer Support Center. The Company provides a 24-hour hotline telephone support, staffed with a group of experienced professionals and supported by SA-EXPERT ADVISOR-TM- software. License fees include inbound telephone support, BBS support, e-mail support, and the monthly SUPPORT REPORT publication, all managed or produced within Support Services.

SALES AND MARKETING

    The Company markets and sells its software and services in North America primarily through a direct sales organization. To support its sales force, the Company conducts comprehensive marketing programs which include public relations, direct mail, advertising, telemarketing, seminars, trade shows, and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead, or the receipt of a request for proposal ("RFP") from a prospect, which is followed by the qualification of the lead, an analysis of the customer's needs, response to an RFP (if solicited by the customer), one or more presentations/demonstrations to the prospective customer, contract negotiation, and commitment. While the sales cycle varies substantially from customer to customer, it typically requires six to nine months. The North American sales staff is based at the Company's corporate headquarters in Indianapolis and approximately 15 field sales offices.

    The Company markets its products outside North America through a combination of direct sales and distributors. The Company operates a European headquarters located in Windsor in the United Kingdom and an Asia/Pacific headquarters located in Singapore. The Company has established direct sales organizations in the United Kingdom, France, and Australia. As of December 31, 1996, the Company had distributors or a direct sales organization in the following locations: Australia, Denmark, Germany, France, Italy, the Netherlands, Norway, Spain, Sweden, Singapore and United Kingdom. In addition to marketing and selling the Company's products, the distributors are required to provide local language translations for the software as well as educational and consulting services to customers.

    Software Artistry has established multiple partnerships, with hardware platform providers, software platform providers, technology partners, and service providers. Hardware platform providers consist primarily of the vendors of the computer hardware that run the Company's applications. These relationships are integral to managing the performance and compatibility of the Company's products with the platforms demanded by the Company's customers.

    Software platform providers include database vendors and other software tool vendors that provide the systems software environment required to support the Company's applications. These relationships are critical to managing the installation, performance, and compatibility of the Company's applications.

     Technology partnerships allow the Company to provide integration between the Company's applications and related products such as systems and network management tools, telephony systems and pre-packaged knowledge. Relationships with service providers augment the Company's service capability to provide business reengineering, implementation planning and assistance, custom programming, and full systems integration. The overall purpose of these relationships is to help the Company provide a more comprehensive solution to its customers.

PRODUCT DEVELOPMENT

     The Company, through its development and support personnel, works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. The Company intends to continue to expand the functionality of Expert Advisor and all other EXPERTISE products. However, there can be no assurance that the development of these projects will be completed successfully or on time or that they will include the features required to achieve market acceptance. The Company has in the past experienced delays in software development and there can be no assurance that the Company will not experience delays in connection with its current development or future development activities. Delays or difficulties associated with introductions of new features, modules, and products, could have a material adverse effect on the Company's business or results of operations.

    During 1996, 1995, and 1994, the Company's product development expense, which is net of capitalized development costs, was $4,926,000, $2,890,000, and $1,675,000, or 15%, 11%, and 11% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal, 1996, 1995, and 1994, the Company capitalized $845,000, $616,000, and $261,000, respectively, or 7%, 13%, and 6%, respectively, of total product development costs, net of amortization.

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

COMPETITION

     The market for customer support software and services is highly competitive. The Company has a large number of competitors which range from:
(i) large information technology providers such as Computer Associates and IBM, which have substantially greater sales and marketing, product development, and financial resources than the Company; (ii) public and private companies generally with $100 million or less in 1996 annual sales (including Astea International, Inc., Clarify, Inc., Inference Corporation, McAfee Associates, Inc., Peregrine Systems, Inc., Remedy Corporation, Scopus Technology, Inc., and The Vantive Corporation) which, like the Company, are attempting to provide a strategic enterprise-wide customer support software and services solution; and (iii) a large number of small privately-held vendors of tactical products that may address one or more aspects of customer support.

     Both internal and external customer support markets appear to be stratifying into a cost-driven segment and a strategic business-driven segment. Both markets have also expanded from companies offering single products to companies offering a product suite to meet the enterprise requirements. This offering expansion is particularly visible in the strategic business-driven market. In the Company's view, these product suites can be thought of as a wheel with problem management serving as the hub and the spokes serving as integration to various additional products on the rim.

     In the Enterprise Support Management market, the key spokes lead to asset management, change management, network and systems management, and end-user empowerment. The Company believes it is in the unique position of currently being only one of a few vendors that can provide the entire Enterprise Support Management solution to customers through its own applications and integration with other applications. Most competitors in this market come from a position of strength in network and systems management. Astea and McAfee Associates, Inc. have recently acquired competing privately-held help desk vendors. McAfee has extensive experience and a number of products for the systems management arena. The major competitors in the external support market have also developed internal support versions of their problem resolution applications and have introduced interfaces to network management applications. In addition, Clarify has introduced a change tracking module to address the service request aspect of change management.

     Competitors in the external support market also address the market from different positions of strength. Vantive, Scopus, and Clarify, claim comprehensive sets of applications to fill external support requirements. Depending on the company, these sets of applications offer problem management along with service management, service dispatch, depot repair, and data replication products. In addition, there is a group of companies that has focused principally on the sales force automation and service management applications area and include customer support as part of their suite.

     The competitive factors affecting the market for the Company's software and services include: vendor and product reputation, availability of products on "popular" computer and communications platforms, scalability, integration with other enterprise applications, functionality and features, ease-of-use, product quality, performance, price, quality of support, documentation, and training. The relative importance of each of these factors depends upon the market segment. The Company believes that it competes effectively with respect to these factors but there can be no assurance that it will continue to do so.

PROPRIETARY RIGHTS AND LICENSES

     The Company relies on a combination of contract, copyright, trademark, trade secret laws, and other measures to protect its proprietary information. The Company does not have any patents, and existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting the Company's business and results of operations than factors such as the knowledge, ability, and experience of the Company's employees, frequent product enhancements, and the timeliness and quality of support services.

     The Company typically provides its products to its customers under non-exclusive, perpetual licenses which generally are nontransferable. The Company generally licenses its products solely for the customer's internal operations. In certain circumstances, the Company makes available site and enterprise licenses. The Company makes source code available for certain of the Company's products, and often enters into source code escrow agreements for the balance of the source code. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

     The Company is not aware that its products, trademarks, or other proprietary rights infringe the property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

OTHER CONSIDERATIONS

     In addition to the other information set forth in this report, the following are certain risks that should be considered with regard to the Company and its Common Stock.

     Although the Company has experienced strong growth in recent periods, such growth rates may not be sustainable and may not be indicative of future operating results. The Company's continued growth will depend in part upon its ability to enhance existing applications and develop and introduce new applications that are technologically advanced, respond to evolving customer requirements, respond to competitive products or announcements, and achieve market acceptance of its products; none of which can be assured.

     The Company's quarterly operating results reflect distinct seasonality, with the fourth quarter historically having the highest total revenues and operating income. The Company believes that this pattern may repeat in the future.

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

     The Company currently derives substantially all of its revenue from the SA-EXPERTISE-TM- suites of products and related services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of, the SA-EXPERTISE-TM- suites of products and related services would have a material adverse effect on the Company's business and results of operations. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of the SA-EXPERTISE-TM- suites of products.

     In conjunction with the license of SA-EXPERTISE-TM- applications, the Company markets a proprietary application development environment, including its own fourth generation language, SA-SCRIPT. In the event that the Company's proprietary application development environment does not keep pace with the technological changes required by its customers, there can be no assurance that the Company would be able to modify its proprietary application development environment or rewrite its applications, and the inability or delays in doing so could have a material adverse effect on the Company's business or results of operations.

     Because the Company provides its licensees with the source code to certain Company-licensed applications, licensees have the ability to customize such applications. However, there can be no assurance that all licensees will appropriately isolate their customizations. As a result, the Company, while not contractually obligated, may incur additional costs for services in excess of those that would ordinarily be required, and customer satisfaction could diminish substantially, resulting in a material adverse effect on the Company's business or results of operations.

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly differences in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, as well as other events or factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the market in which Software Artistry does business, or relating to Software Artistry specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices of securities of many high-technology companies and which have often been unrelated to the operating performance of these companies. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     The Company has significant investments and despite the high credit ratings on the Company's marketable securities, there is no assurance such agencies will not default on their obligations which could result in losses of principal and accrued interest to the Company.

EMPLOYEES

     As of December 31, 1996, the Company employed 240 people, including 67 in sales and marketing, 67 in product development, 73 in services, 31 in general management, finance, internal information technology, and administration, and 2 in distribution. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

     The Company believes that its future success will depend upon its ability to attract, motivate, and retain qualified personnel, including key members of senior management. Competition for such personnel is intense. The inability to hire and retain qualified personnel could have a material adverse effect on the Company's business or results of operations.

     The growth in the Company's customer base and expansion of its applications have placed, and are expected to continue to place, a strain on the Company's management and other resources. The Company's future performance will depend in part on its ability to implement and improve its operational, financial, and management information systems and to hire, train, and manage its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company are as follows:

      NAME               AGE             POSITION WITH COMPANY
      ----               ---             ---------------------
W. Scott Webber. . . . .  43  President, Chief Executive Officer, and Director
Michael J. Robbins . . .  38  Sr. Vice President, Worldwide Operations
Steven M. Ehrlich. . . .  35  Vice President, ESM Business Unit
Scott McCorkle . . . . .  30  Vice President, CRM Business Unit
Thomas E. Vanneman . . .  41  Vice President, Finance, Chief Financial Officer,
                               Secretary, and Treasurer

     W. Scott Webber has served as President and a Director of the Company since January 1991 and as Chief Executive Officer since December 1994. From 1981 to 1990, Mr. Webber was employed by Pansophic Systems, Inc., a computer software company, most recently as Director, North American Sales Operations.
 Mr. Webber serves on the board of directors of the Indiana Software Association. He holds a MM degree from Northwestern University and a BA degree from Carleton University, Ottawa, Canada.

     Michael J. Robbins has served as Senior Vice President, Worldwide Operations of the Company since July 1996. From 1991 to 1994, he served as Vice President, Domestic Sales, and from 1995 to 1996, he served as Vice President and General Manager, European Operations. From 1986 to 1991, he was employed by Pansophic Systems, Inc., most recently as Director, Midwest Area Sales. From 1980 to 1986, Mr. Robbins held various positions at Xerox Corporation and Honeywell Corporation. He holds a BA degree from the University of Detroit.

     Steven M. Ehrlich has served as Vice President, ESM Business Unit of the Company since November 1996. Prior to that, he served as Vice President, Client Services since May 1991. From 1986 to 1991, he was employed by Pansophic Systems, Inc., most recently as Product Manager, Systems Software Division. Mr. Ehrlich holds an MBA degree from Northern Illinois University and a BA in Computer Science from Southern Illinois University at Carbondale.

     Scott McCorkle has served as Vice President, CRM Business Unit of the Company since November, 1996. He has been with the Company since 1995. From May, 1996 to October, 1996 he was Director of Development. Prior to that he was Manager of Information Technology from November, 1995 to April, 1996.

Mr. McCorkle began his role at Software Artistry as an Information Systems
Analyst in August, 1995.   From 1989 to 1995, he was Senior Scientific
Analyst for Lilly Research Laboratories. He has an MBA from Indiana University and a BS from Ball State University.

     Thomas E. Vanneman has served as Vice President, Finance, Chief Financial Officer, Secretary, and Treasurer of the Company since December, 1996. From 1992 to 1996, he was Vice President and Treasurer for Acordia, Inc. Prior to joining Acordia, Mr. Vanneman served as Assistant Treasurer and various other management positions with Alexander and Alexander Services, Inc. in Baltimore, Maryland, and Chicago, Illinois. He holds an MA and a BBA degree from the University of Iowa.

ITEM 2.  PROPERTIES

     The Company is headquartered in Indianapolis, Indiana, where it leases approximately 42,000 square feet of space housing product development, sales and marketing, customer service, and administrative activities. This lease, with the Precedent, expires in October, 2004. However, the Company has entered into a lease with a new Landlord, Duke Realty Limited Partnership, for a new facility to accommodate the Corporate office's growing space requirements. In the new lease, Duke agreed to indemnify the Company from its rental obligations under the Precedent Lease from and after the commencement date of the new lease with Duke which was signed October 2, 1996 and commences January 1, 1998 (dependent upon the completion of construction). The new lease term is sixteen years (with certain options to extend) and covers 80,000 square feet (with certain expansion options available). The aggregate annual base rental payments on the leases (not including operating expenses, insurance, property taxes, and assessments) is $715,000 (Precedent,
1997) and $1,421,600 (Duke, thereafter). In addition, the Company leases office space for one year or less in 25 locations in North America as well as offices in the United Kingdom, France, Australia and Singapore. The Company also intends to add additional remote and international offices as necessary.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on the NASDAQ National Market effective on March 3, 1995, under the symbol SWRT. Prior to that date, there was no public market of the common stock. As of March 11, 1997, the Company had 173 shareholders of record and approximately 2,200 beneficial holders of its common stock.

     The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain all earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The following table sets forth, for the quarter indicated, the high and low sales prices for the common stock as reported on the NASDAQ National Market.

    Quarter Ended   March 31   June 30   Sept. 30    Dec. 31
    --------------------------------------------------------
       1996
          High      $ 15.00    $ 12.00    $  9.13    $ 10.25
          Low       $ 11.00    $  6.38    $  6.25    $  6.13
       1995
          High      $ 26.00    $ 28.00    $ 27.50    $ 19.25
          Low       $ 17.50    $ 20.00    $ 17.00    $ 12.50

     The Company believes factors such as quarterly fluctuations in results of operations and announcement of new products by the Company or by its competitors may cause the market price of the common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general and the share prices of technology companies in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may adversely affect the market price of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                                   1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31
Statement of operations data:
Total revenues                                   $34,395   $25,628   $14,652   $ 7,494   $ 2,035
Operating income (loss)                            2,479     4,940     2,471     1,504    (1,235)
Net income (loss)                                  1,937     3,748     1,666     1,450    (1,271)
Per share:
  Primary:
    Net income (loss) per share                     0.26      0.52      0.33      0.30     (0.52)
    Shares used in computing net income (loss)
       per share                                   7,478     7,150     4,532     4,232     2,730
  Fully diluted:
    Net income (loss) per share                     0.26      0.51      0.27      0.24     (0.52)
    Shares used in computing net income (loss)
       per share                                   7,478     7,393     6,050     5,752     2,730
Cash dividends declared per common share               -         -         -         -         -

AS OF DECEMBER 31
Balance sheet data:
Cash, cash equivalents, and short-term
  marketable securities                          $17,822   $18,079   $   398   $ 1,411   $    24
Total assets                                      40,077    35,494    10,357     4,790     1,047
Long-term obligations, less current portion            -         -        21        59        60
Accrued interest payable to stockholders               -         -       362       362       362
Deferred income taxes                                737       462       113         -         -
Redeemable convertible preferred stock                 -         -     2,900     2,900     2,900
Redeemable preferred stock                             -         -       563       563       563
Accumulated dividends payable on preferred
  stock                                                -         -       488       322       156
Total stockholders' equity (deficit)              26,452    25,638    (1,175)   (2,681)   (3,964)

On March 3, 1995, the Company completed its initial public offering of common stock. The Company received net proceeds of $19.7 million, paid accrued interest payable to stockholders, redeemable preferred stock, and accumulated dividends, and converted redeemable convertible preferred stock to common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was formed in 1988 to develop, market, and support a variety of software tools, some of which were predecessors to the Company's multiple diagnostics for the software applications it currently markets. In 1991, the Company introduced its first application, SA-EXPERT ADVISOR-TM- 1.0, which incorporated call and problem management with multiple problem resolution technologies. In 1995, the Company began marketing the SA-EXPERTISE-TM- name as an umbrella for its evolving product suite for Enterprise Support Management (ESM). The EXPERTISE suite for Enterprise Support Management provides organizations with an integrated solution for internal support for employees and end users.

     In 1996, the Company expanded the number of applications it markets and began using the SA-EXPERTISE-TM- suite designation for its Customer Relationship Management products for external customer support. The first of these products is SA-EXPERT SUPPORT-TM-, which is expected to be released in late first quarter/early second quarter of 1997. Both EXPERTISE suites are designed to increase operational efficiency and enhance customer satisfaction through improved problem management and problem resolution capabilities.

RESULTS OF OPERATIONS

     In 1996, the Company made a strategic decision to increase investing in sales and marketing activities, product development activities, and general and administrative expenses. As a result of the increased investments, sales and marketing, product development, and general and administrative expenses were a greater percentage of total revenues in 1996 compared to 1995. Overall, operating income as a percentage of revenues declined to 7% in 1996 from 19% in 1995 and 17% in 1994.

     The Company's quarterly operating results reflect distinct seasonality. This seasonality, combined with uneven changes in sales and marketing expenses, created marked fluctuations in quarterly results of operations. Similar fluctuations may be expected in the future, although they will be somewhat mitigated as service revenues increase as a percentage of total revenues.

     The following table sets forth certain income and expense items as a percentage of total revenues, and the percentage change in dollar amounts of such items, for the years ended December 31, 1996, 1995 and 1994.

                                                               Percent Increase
                                                                   (Decrease)
                                                               ----------------
                                      Year Ended December 31,    1996     1995
                                      -----------------------    over     over
                                      1996     1995     1994     1995     1994
                                      ----     ----     ----     ----     ----
Revenues:
  Initial license fees                  68%      73%      79%      24%      62%
  Renewal license fees and services     32       27       21       61      123
                                       ---      ---      ---
    Total revenues                     100      100      100       34       75
                                       ---      ---      ---
Operating expenses:
  Costs of license fees                  5        6        6        26      83
  Cost of renewal license fees
   and services                         19       17       14        52     107
  Sales and marketing                   44       39       40        52      67
  Product development                   14       11       11        70      72
  General and administrative            10        8       10        57      53
  Nonrecurring charge                    1        -        2         *       *
                                       ---      ---      ---
    Total operating expenses            93       81       83        54      70
                                       ---      ---      ---
Operating income                         7       19       17       (50)    100
Interest income, net                     2        3        -         *       *
                                       ---      ---      ---
Income before taxes                      9       22       17       (44)    127
Provision for income taxes               3        7        6       (44)    131
                                       ---      ---      ---
Net income                               6%      15%      11%      (48)    125
                                       ---      ---      ---
                                       ---      ---      ---

* Not a meaningful number

     REVENUES

     The Company's revenue is derived from initial license fees, renewals of license fees, and services. The Company recognizes initial license fee revenue upon shipment. The Company unbundles the product support and services revenues included in the license agreement and recognizes that as revenue in renewal license fees and services in future periods. The Company's license agreements do not provide a right of return. The continued use of the Company's software typically requires the payment of a license renewal which is offered for annual periods at approximately 18% of the then current initial license fee. Renewal license fees include customer technical support and product enhancements and are recognized ratably over the term of the license period. The Company provides a comprehensive range of services, including consulting and education; services revenue is recognized at the time the service is provided. Allowances are maintained for potential credit losses, which have not been significant to date.

     INITIAL LICENSE FEES. Initial license fees revenue increased by $4.5 million (24%) from 1995 to 1996 and by $7.2 million (62%) from 1994 to 1995. The increase in license revenues for the three years ended December 31, 1996, is due to a number of factors. First, the number of initial licensees in each year has increased to 133 in 1996, 131 in 1995 and from 114 in 1994. Second, an increase in the number of licensees expanding the number of users on a previously purchased product or buying additional products increased in 1996 to 40% of total contracted initial license fees, up from 34% and 9% in 1995 and 1994, respectively. The number of these license expansions has increased to 230 in 1996 from 161 in 1995 and 44 in 1994. During 1996 the Company recorded $3.6 million of revenue for the two newly released SA-EXPERTISE-TM- applications (Expert Evolution and Expert
Web). Providing the foundation for this growth in revenues is the expansion of marketing operations, opening of new offices in each of the three years, and successful marketing efforts. In 1997, the Company expects the percent of total revenue attributable to initial license fees to continue to decrease as a percentage of total revenues.

     North American initial license fees increased by $667,000 (4%) to $18.3 million in 1996 compared to an increase of $6.4 million (72%) to $17.6 million in 1995. The decrease in the growth rate in North American license fees reflect the effects of increased domestic competitive pressures and the impact of the change in warranty period (discussed below in the second paragraph of RENEWAL LICENSE FEES AND SERVICES).

     Initial license fees from outside North America increased by $3.9 million (354%) to $5.0 million, or 22% of total initial license fees revenue for 1996, and $1.1 million, or 5%, of total initial license fees revenue for 1995. As both the European and Asia-Pacific operations continue to mature, the Company believes that initial license fees from outside North America will continue to increase both in actual dollars and as a percent of total initial license fees. The initial license fees for products are based on the number of seats a licensee contracts to use.

     RENEWAL LICENSE FEES AND SERVICES. Renewal license fees include a portion of initial license fee amounts representing support (unbundled based on the license renewal rates) and annual license renewals. Renewal license fees revenue increased by $2.6 million (61%) to $6.8 million from 1995 to 1996 and by $2.2 million (123%) to $4.2 million from 1994 to 1995. These increases are due to an expanded user base as a result of product installations during 1996, 1995, and 1994. Of the Company's end-of-year 1995 customer base, 88%
renewed their licenses in 1996.

     Beginning on April 1, 1996, the Company extended its standard warranty period, which includes initial product support, from three months to 12 months on all contracts. As a result of extending the standard warranty period, a larger percentage of revenues in each contract is now deferred, which may have negatively impacted the amount of initial license fee revenues recognized for the last nine months of 1996 and in the first quarter of 1997. However, the impact of this change in standard warranty period cannot be conclusively determined due to various factors involved in the contract negotiation process.

     Services revenues increased by $1.6 million (59%) to $4.3 million from 1995 to 1996 and by $1.6 million (141%) to $2.7 million from 1994 to 1995.
These increases were attributable to the initial licensing of the SA-EXPERTISE-TM- products and an additional emphasis on providing complete services solutions to existing customers. The Company expects services revenue to increase in 1997.

     COSTS OF LICENSE FEES

     Costs of license fees consist primarily of costs of third party royalty and commission payments, product media, documentation, duplication, shipment, and amortization of capitalized software costs. As a percent of total revenues, these expenses were 5% in 1996, and 6% in 1995 and 1994. The decrease in percent of total revenues in 1996 compared to 1995 and 1994 is principally because of lower third-party commission costs in 1996.

     COST OF RENEWAL LICENSE FEES AND SERVICES

     Cost of renewal license fees and services consist primarily of the costs of providing customer technical support, consulting, and education. Cost of renewal license fees and services constituted 19%, 17%, and 14% of total revenues and 59%, 62% and 67% of renewal license fees and services in 1996, 1995, and 1994, respectively. The dollar increase was due primarily to the growth in the Company's installed customer base and the growth of customer technical support, consulting, and training staff.

     SALES AND MARKETING

     Sales and marketing expenses were 44%, 39%, and 40% of total revenues in 1996, 1995, and 1994, respectively. The increase in sales and marketing expenses was primarily due to the increased number of sales representatives reaching the higher commission brackets, expansion of the marketing staff, and an increase in the number of trade shows and other marketing activities.

     PRODUCT DEVELOPMENT

     The following table sets forth information regarding product development costs (dollar amounts in thousands):

                                                     1996     1995     1994
                                                    ------   ------   ------
Total product development costs                     $5,771   $3,506   $1,936
Costs capitalized                                      845      616      261
                                                    ------   ------   ------
  Product development expense                       $4,926   $2,890   $1,675
                                                    ------   ------   ------
                                                    ------   ------   ------
Amortization of capitalized software development
  costs (included in costs of license fees)         $  420   $  174   $  137
                                                    ------   ------   ------
                                                    ------   ------   ------
Percentage of costs capitalized                         15%      18%      13%
Percentage of costs capitalized, net of amortization     7%      13%       6%

     Product development expenses were 14%, 11%, and 11% of total revenues in 1996, 1995, and 1994, respectively. The increase in amounts was due primarily to the acceleration in the pace of product development.

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

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance, human resources, internal information systems, and administrative departments of the Company. These expenses increased as a percentage of total revenues to10% in 1996 from 8% in 1995 and 10% in 1994. The dollar increase resulted primarily from additional personnel and other costs incurred to support the growth of the Company's operations.

     NONRECURRING CHARGE

     In 1996, the Company incurred severance charge amounts resulting from certain management separations. The Company included all compensation and benefits resulting from this separation as a nonrecurring charge in 1996.

     In 1994, the Company and its former Chief Executive Officer mutually agreed to a consulting and severance arrangement effective October 1, 1994. The Company included all payments under this agreement as a nonrecurring charge in 1994.

     INTEREST INCOME, NET

     In March 1995, the Company completed an initial public offering of common stock. The proceeds were invested in short-term U.S. government securities, high quality municipal issues, and interest-bearing deposits; these investments account for substantially all of the interest income generated in 1995 and 1996. In 1994 and prior, interest income and expense was not significant to operating results. The decrease in interest income in 1996 is partially a result of the Company repurchasing 242,500 shares of its common stock for $2.0 million. In January 1997, the Company announced the discontinuation of its stock repurchase program.

     PROVISION FOR INCOME TAXES

     The Company's effective income tax rate was 38.9% and 33.9% in 1996 and 1995, respectively, The increase in effective income tax rate was due to the Company not being able to utilize the benefit from foreign losses resulting from international start up and expansion efforts 1996. The Company anticipates the effective income tax rate in 1997 to decrease.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996 and 1995, the Company financed its operations through cash generated from operations. In 1994 and prior, the Company funded its operations primarily through Company founders' investments, private investments in preferred stock, and cash generated from operations.

     Cash provided by operations was $5.6 million, $1.6 million, and $1.2 million for the years ended December 31, 1996, 1995, and 1994, respectively. The increase in cash provided by operating activities in 1996 compared to 1995 was due to an increase in deferred revenue and accounts payable and a less significant increase in accounts receivable in 1996 compared to 1995. The increase in cash provided by operating activities in 1995 compared to 1994 was due primarily to net income and an increase in deferred revenue offset by an increase in accounts receivable.

     Accounts receivable increased to $13.8 million from $12.4 million and deferred revenues increased to $7.6 million from $5.9 million on December 31, 1996 and 1995, respectively. The increase in accounts receivable and deferred revenue is primarily attributable to the increase in licensing activity and the concentration of such activity in the final month of each period. The Company calculates days sales outstanding as (i) the amount of accounts receivable at quarter end (ii) divided by the sum of quarterly revenues and the change in deferred revenues (iii) multiplied by 90. The Company believes this calculation to be relevant because deferred revenues (in addition to recognized revenues) are typically billable, and therefore contribute to the increase in accounts receivable each period. Days sales outstanding were 88 days as of December 31, 1996 and 104 days as of December 31, 1995. The decrease in such days is partially attributable to increased collection efforts, shorter payment terms on contracts, and use of outside financing sources. Because of the concentration of licensing activity at the end of each year, the Company expects that accounts receivable and days sales outstanding may continue to be substantial in the foreseeable future.

     The Company used $4.6 million, $4.9 million, and $2.2 million for investment activities in 1996, 1995, and 1994, respectively. In 1996, 1995, and 1994 the Company expended $3.8 million, $2.0 million and $1.9 million, respectively, for purchases of property and equipment. Due to planned business expansion, additions to property and equipment are expected to continue, including the purchase of equipment for new employees, upgrading equipment for existing employees, and expansion of Company facilities. As of December 31, 1996, the Company had no material commitments for capital expenditures. In 1996, the Company used $2.0 million to repurchase 242,500 shares of its own stock. The stock repurchase plan was discontinued in January 1997. The Company intends to utilize the repurchased shares to satisfy future exercises of stock options.

     As of December 31, 1996, the Company had $15.6 million of cash and cash equivalents, $2.2 million of marketable securities, and working capital of $20.2 million. In addition, at December 31, 1996, the Company had a working capital line of credit of $2.0 million.

     Management believes that existing cash balances and marketable securities, cash flow from operations, and the line of credit commitment will be sufficient to meet the Company's currently anticipated working capital, and capital expenditure requirements.

BUSINESS ENVIRONMENT AND RISK FACTORS

     Although the Company has experienced strong growth in recent periods, such growth rates may not be sustainable and may not be indicative of future operating results. The Company's continued growth will depend in part upon its ability to enhance existing applications and develop and introduce new applications that are technologically advanced, respond to evolving customer requirements, respond to competitive products or announcements, and achieve market acceptance of its products, including its new external customer support product. There is no assurance this will occur.

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

     The Company has significant investments and despite the high credit ratings on the marketable securities held by the Company, there is no assurance such agencies will not default on their obligations which could result in losses of principal and accrued interest to the Company.

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "believes, "plans," "expects," or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update this discussion except as may be legally required in its reporting statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                               December 31,
                                                                           ------------------
                                                                             1996       1995
                                                                           -------    -------
ASSETS
Current assets:
  Cash and cash equivalents                                                $15,606    $15,816
  Marketable securities                                                      2,216      2,263
  Trade account receivables, net of allowance for doubtful accounts of
   $480 in 1996 and $394 in 1995                                            13,785     12,442
  Other receivables                                                            366          -
  Prepaid expenses                                                             870        672
  Deferred income taxes                                                        262        103
                                                                           -------    -------
    Total current assets                                                    33,105     31,296

Property and equipment, net                                                  5,676      3,318
Capitalized software development costs, net                                  1,245        820
Other assets                                                                    51         60
                                                                           -------    -------
    Total assets                                                           $40,077    $35,494
                                                                           -------    -------
                                                                           -------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                        $     -    $    22
  Accounts payable and accrued liabilities                                   2,556      1,095
  Accrued compensation and related expenses                                  1,898      1,527
  Income taxes payable                                                         874        877
  Deferred revenue                                                           7,560      5,873
                                                                           -------    -------
    Total current liabilities                                               12,888      9,394

Deferred income taxes                                                          737        462
                                                                           -------    -------
    Total liabilities                                                       13,625      9,856
                                                                           -------    -------

Stockholders' equity:
  Common stock, no par value; 10,000,000 shares authorized,
   6,985,708 shares issued and outstanding at December 31, 1996;
   6,777,148 shares issued and outstanding at December 31, 1995             24,091     23,103
  Treasury stock; 242,500 shares at December 31, 1996                       (2,028)         -
  Accumulated translation adjustments                                          (83)         -
  Retained earnings                                                          4,472      2,535
                                                                           -------    -------
  Total stockholders' equity                                                26,452     25,638
                                                                           -------    -------
    Total liabilities and stockholders' equity                             $40,077    $35,494
                                                                           -------    -------
                                                                           -------    -------


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                           Year Ended December 31,
                                                       -----------------------------
                                                         1996       1995       1994
                                                       -------    -------    -------
Revenues:
  Initial license fees                                 $23,246    $18,722    $11,548
  Renewal license fees and services                     11,149      6,906      3,104
                                                       -------    -------    -------
    Total revenues                                      34,395     25,628     14,652
                                                       -------    -------    -------

Operating expenses:
  Costs of license fees                                  1,873      1,490        815
  Costs of renewal license fees and services             6,547      4,303      2,083
  Sales and marketing                                   14,973      9,850      5,892
  Product development                                    4,926      2,890      1,675
  General and administrative                             3,390      2,155      1,412
  Nonrecurring charge                                      207          -        304
                                                       -------    -------    -------
    Total operating expenses                            31,916     20,688     12,181
                                                       -------    -------    -------

Operating income                                         2,479      4,940      2,471

Interest income, net                                       693        728         25
                                                       -------    -------    -------

Income before income taxes                               3,172      5,668      2,496

Provision for income taxes                               1,235      1,920        830
                                                       -------    -------    -------

Net income                                             $ 1,937    $ 3,748    $ 1,666
                                                       -------    -------    -------
                                                       -------    -------    -------

Per share amounts:
  Primary:
    Net income per share                               $  0.26    $  0.52    $  0.33
                                                       -------    -------    -------
                                                       -------    -------    -------

    Shares used in computing net income per share        7,478      7,150      4,532
                                                       -------    -------    -------
                                                       -------    -------    -------

  Fully diluted:
    Net income per share                               $  0.26    $  0.51    $  0.27
                                                       -------    -------    -------
                                                       -------    -------    -------

    Shares used in computing net income per share        7,478      7,394      6,050
                                                       -------    -------    -------
                                                       -------    -------    -------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

                                           Common Stock            Treasury Stock
                                       --------------------     --------------------
                                                                                                        Retained
                                                                                       Accumulated      Earnings
                                       Number of                Number of              Translation    (Accumulated
                                         Shares     Amount        Shares     Amount    Adjustments      Deficit)
                                       ---------   --------     ---------   --------   ------------   ------------
Balances, December 31, 1993            2,500,000   $      1            -    $      -     $      -       $ (2,682)
  Dividends on preferred stock                 -          -            -           -            -           (166)
  Exercise of common stock options         9,375          6            -           -            -              -
  Net income                                   -          -            -           -            -          1,666
                                       ---------   --------      -------    --------     --------       --------

Balances, December 31, 1994            2,509,375          7            -           -            -         (1,182)
  Dividends on preferred stock                 -          -            -           -            -            (31)
  Conversion of preferred stock        2,470,321      2,900            -           -            -              -
  Issuance of common stock, net        1,563,750     19,741            -           -            -              -
  Exercise of common stock options       233,702        220            -           -            -              -
  Income tax benefit of stock option
    exercises                                  -        235            -           -            -              -
  Net income                                   -          -            -           -            -          3,748
                                       ---------   --------      -------    --------     --------       --------

Balances, December 31, 1995            6,777,148     23,103            -           -            -          2,535
  Issuance of common stock, net            7,859         56            -           -            -              -
  Exercise of common stock options       200,701        387            -           -            -              -
  Income tax benefit of stock option
    exercises                                  -        545            -           -            -              -
  Treasury stock                               -          -      242,500      (2,028)           -              -
  Accumulated translation
    adjustments                                -          -            -           -          (83)             -
  Net income                                   -          -            -           -            -          1,937
                                       ---------   --------      -------    --------     --------       --------
Balances, December  31, 1996           6,985,708   $ 24,091      242,500    $ (2,028)    $    (83)      $  4,472
                                       ---------   --------      -------    --------     --------       --------
                                       ---------   --------      -------    --------     --------       --------

SEE ACCOMPANYING NOTES.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                            Year Ended December 31,
--------------------------------------------------------------------------------------
                                                           1996      1995       1994
--------------------------------------------------------------------------------------
Operating activities:
  Net income                                            $  1,937   $  3,748   $  1,666
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of property and
     equipment                                             1,432        676        267
    Amortization of software development costs               420        174        137
    Change in allowance for doubtful accounts                 86        219        100
    Disposition of furniture and equipment                    50         13         30
    Amortization of financing costs                            -          1          5
    Changes in assets and liabilities:
      Trade accounts receivable                           (1,429)    (5,526)    (4,668)
      Prepaid expenses                                      (564)      (493)       (80)
      Accounts payable and accrued liabilities             1,461       (148)       817
      Accrued compensation and related expenses              371        272        607
      Income taxes payable                                    (3)       162        652
      Deferred revenue                                     1,687      2,038      1,767
      Deferred income taxes                                  116        444        (55)
                                                        --------   --------   --------
    Net cash provided by operating activities              5,564      1,580      1,245

Investing activities:
  Purchase of marketable securities                       (9,456)   (12,575)         -
  Sale of marketable securities                            1,375      1,603          -
  Maturities of marketable securities                      8,128      8,709          -
  Purchase of property and equipment                      (3,840)    (1,971)    (1,931)
  Capitalization of software development costs              (845)      (616)      (261)
  (Increase) decrease in other assets                          9        (28)       (11)
                                                        --------   --------   --------
    Net cash used in investing activities                 (4,629)    (4,878)    (2,203)

Financing activities:
  Proceeds from issuance of common stock, net
   of issuance costs                                          56     19,741          -
  Proceeds from exercise of stock options                    387        220          6
  Income tax benefit of stock option exercises               545        235          -
  Purchase of treasury stock                              (2,028)         -          -
  Redemption of Series D preferred stock                       -       (563)         -
  Payment of accumulated dividends on preferred stock          -       (519)         -
  Payment of interest payable to stockholders                  -       (362)         -
  Principal payments on equipment obligations                (22)       (36)       (61)
                                                        --------   --------   --------
    Net cash provided (used) by financing activities      (1,062)    18,716        (55)
Accumulated translation adjustments                          (83)         -          -
                                                        --------   --------   --------
Change in cash and cash equivalents                         (210)    15,418     (1,013)
Cash and cash equivalents, beginning of year              15,816        398      1,411
                                                        --------   --------   --------
Cash and cash equivalents, end of year                  $ 15,606   $ 15,816   $    398
                                                        --------   --------   --------
                                                        --------   --------   --------

Supplemental disclosures:
  Cash paid for:
    Interest expense                                    $     10   $     19   $     10

    Income taxes                                             570      1,079        120
  Noncash investing and financing activities:
    Conversion of redeemable convertible preferred
     stock to common stock                                     -      2,900          -

    Accrued dividends on preferred stock                       -         31        166


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

     Software Artistry, Inc. (the Company) develops, internationally markets, and supports a family of internal and external customer support software applications. The Company does not have a concentration of credit risk in any one industry, geographic region, or customer.

     A significant portion of the Company's revenues in 1996 were derived from licenses of Expert Advisor, a complete problem management system to resolve customer problems.

     The market for the Company's applications is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Software Artistry, Inc., Software Artistry Europe, Inc., Software Artistry International, Inc., Software Artistry UK LTD, Software Artistry SARL, Software Artistry Asia Pacific Pte Ltd, and Software Artistry Asia Pacific Pty Ltd. All significant intercompany balances and transactions have been eliminated.

     CASH, CASH EQUIVALENTS, AND
     MARKETABLE SECURITIES
     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents and marketable securities consist primarily of U.S. government securities, municipal issues and interest-bearing deposits with major banks.
     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies all of its marketable debt securities as available-for-sale securities. These securities are valued at their fair value. There was no significant difference between cost and fair value at December 31, 1996 and 1995.

     PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Equipment under capital leases is amortized using the straight-line method over the life of the lease.

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

     Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. This method results in greater amortization than the ratio of current year gross product revenues to current and anticipated future gross product revenue method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

     REVENUE RECOGNITION
     Initial license fee revenues are derived from initial licenses of Expert Advisor and related software applications developed by the Company. Renewal license fees and services revenues are derived from renewal licenses of Expert Advisor and related software applications, consulting, and education.

     Initial contracts include the use of the software as well as the first year support. Software license revenues are recognized when a noncancellable license agreement is signed, the product is shipped and all significant contracted obligations are satisfied. Since April 1, 1996, the Company's standard licensing agreement provides for one year of customer support and product updates. The portion of the initial contract associated with support is deferred for revenue recognition purposes and recognized in renewal license fees and services.

     Renewal license fees from agreements for maintaining, supporting and providing periodic upgrades are recognized monthly on a straight-line basis over the renewal period, which in most instances is one year. Revenues for consulting and education services are recognized as services are performed.

     NET INCOME PER SHARE
     Primary net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding and gives effect to certain adjustments. Common equivalent shares include outstanding stock options and, in 1995 and 1994, Series A redeemable convertible preferred stock. Common equivalent shares are included in the per share calculation using the modified treasury stock method. In accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period immediately preceding the filing of the initial public offering have been included in the calculation of earnings per share as if they were outstanding for all periods, using the treasury stock method and an assumed initial public offering price.

     Fully diluted net income per share is computed in the same manner as primary net income per share, except that, in 1995 and 1994, all outstanding shares of Series B and C redeemable convertible preferred stock are assumed to have been converted to common stock at the time of issuance.

     USE OF MANAGEMENT ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     ACCOUNTING FOR STOCK OPTIONS
     In 1996, the Company adopted the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized for stock options granted to employees.

     RECLASSIFICATIONS
     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following amounts (in thousands):

                                                 1996       1995
                                                ------     ------
           Leasehold improvements               $  260     $  236
           Computer equipment                    4,105      2,193
           Furniture and equipment               1,928      1,529
           Software                              1,950        506
                                                ------     ------
                                                 8,242      4,464
           Less accumulated depreciation
            and amortization                     2,567      1,146
                                                ------     ------
                                                $5,676     $3,318
                                                ------     ------
                                                ------     ------

3.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    Capitalized software development costs consists of the following amounts (in thousands):

                                               1996       1995
                                              ------     ------
          Capitalized costs                   $1,838     $1,004

          Less accumulated amortization          593        184
                                              ------     ------
                                              $1,245     $  820
                                              ------     ------
                                              ------     ------

     During 1996 and 1995, the Company eliminated $11,000, and $256,000 of cost and related accumulated amortization for fully amortized capitalized software development costs, respectively.

4.  CREDIT AGREEMENT

    The Company has a revolving line of credit arrangement with a bank that provides for borrowings of up to $2,000,000. Borrowings under this line of credit bear interest at the bank's prime rate and are collateralized by trade accounts receivable and property and equipment. The facility will expire on April 30, 1997. No amounts were outstanding at December 31, 1996 and 1995.

    The line of credit agreement contains restrictive covenants, the most significant of which relate to minimum defined stockholders' equity and cash flow coverage ratio. At December 31, 1996 and 1995, the Company was in compliance with such covenants.

5.  INCOME TAXES

    The components of income (loss) from operations before income taxes are as follows (in thousands):

                                  1996      1995      1994
                                 ------    ------    ------
          United States          $3,837    $6,224    $2,638
          Foreign                  (665)     (555)     (142)
                                 ------    ------    ------
                                 $3,172    $5,668    $2,496
                                 ------    ------    ------
                                 ------    ------    ------

    The provision for income taxes is as follows (in thousands):

                                     1996      1995      1994
                                    ------    ------     ----
          Current:
            Federal                 $  830    $1,176     $725
            State                      145       300      160
            Foreign                    144         -        -
                                    ------    ------     ----
                                    $1,119     1,476      885
                                    ------    ------     ----
          Deferred:
            Federal                     91       404      (45)
            State                       25        40      (10)
                                    ------    ------     ----
                                       116       444      (55)
                                    ------    ------     ----
                                    $1,235    $1,920     $830
                                    ------    ------     ----
                                    ------    ------     ----

     The provision for income taxes differs from the federal statutory tax rate as follows (in thousands):

                                                       1996     1995      1994
                                                      ------   ------    -----
     Federal tax at statutory rate                    $1,079   $1,927   $ 848
     State income tax, net of federal tax benefit        143      224      99
     Tax credits generated                              (159)    (132)   (118)
     Non-taxable interest income                        (166)    (170)      -
     Foreign subsidiary losses                           289        -       -
     Tax credits carried forward                           -        -      (25)
     Other                                                49       71       26
                                                      ------   ------    -----
                                                      $1,235   $1,920    $ 830
                                                      ------   ------    -----
                                                      ------   ------    -----

     The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows (in thousands):

                                             1996     1995
                                            -----    -----
      Deferred tax assets:
        Accounts receivable allowance       $ 182    $ 150
        Deferred revenue                       80       76
                                            -----    -----
                                              262      226
                                            -----    -----
      Deferred tax liabilities:
        Development costs capitalized        (473)    (287)
        Depreciation                         (264)    (175)
                                            -----    -----
                                             (737)    (462)
                                            -----    -----
      Valuation allowance                       -     (123)
                                            -----    -----
                                            $(475)   $(359)
                                            -----    -----
                                            -----    -----

     Undistributed earnings of the Company's foreign subsidiaries amounted to less than $1 million at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry-forwards would be available to reduce some portion of the U.S. liability.

     In 1995, due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company had a valuation allowance against a portion of its deferred tax assets.

     6.  COMMITMENTS

     The Company rents its corporate office space under a ten-year noncancellable operating lease which expires in October 2004. The Company has entered into a lease for a new facility to accommodate the Corporate office's growing space requirements. The Landlord, Duke Realty Limited Partnership, has agreed to indemnify the Company from its rental obligations under the current lease from and after the commencement date of the new lease, January 1, 1998 (dependent upon the completion of construction). The new lease term is sixteen years.

     Future minimum required rent payments for the corporate office and other operating leases outstanding with initial terms of more than one year as of December 31, 1996, are summarized as follows (in thousands):

               Payable in:
                    1997                $   715
                    1998                  1,330
                    1999                  1,449
                    2000                  1,422
                    2001                  1,422
                    Thereafter           15,756
                                        -------
                                        $22,094
                                        -------
                                        -------

     The Company also rents office space for sales offices under month-to-month leases and leases with terms generally less than three years.

     Total rent expense for office leases was $1,421,000, $908,000, and $441,000 in 1996, 1995, and 1994, respectively.

     7.  STOCKHOLDERS' EQUITY

     In March 1995, the Company completed an initial public offering of 1,563,750 shares of common stock at $14.00 per share, resulting in total proceeds of $19,741,000 after deducting underwriting discounts and commissions and other expenses. All issued and outstanding Series A, B, and C convertible preferred stock was automatically converted to common stock in accordance with the underlying agreements. All issued and outstanding Series D redeemable preferred stock was redeemed in accordance with the underlying agreements.

     STOCK OPTION PLANS

     As of December 31, 1996 and 1995, the Company had two stock option plans under which options to purchase common stock may be granted to its employees, officers, directors and others. One of these plans is qualified under the Internal Revenue Code while the other is a nonqualified plan.

     Generally, options granted before December 31, 1996 under the qualified plan become vested over a five-year period, 20% each year, and are subject to the employee's continued employment. Options granted on or after December 31, 1996 under the qualified plan generally become vested over a two-year period, 25% each six months, and are also subject to the employee's continued employment. Stock options are issued at the full fair market value at the date of grant. The vesting of the options will be accelerated in the event of certain occurrences including the sale of the Company or a significant merger. The plans terminate in 2001 but may be terminated earlier by the Board of Directors at any time.

     Under the amended Nonstatutory Stock Option Plan approved by the stockholders in 1996, options are granted to independent directors for 6,000 shares each year, at the fair market value on the date of grant; with 2,000 shares vested every 12 months for three years, while continuing as a director of the Company. At December 31, 1996, 1,875,000 and 312,500 shares of common stock were reserved for purchase under the incentive and nonstatutory stock option plans, respectively.

     In January 1996 and April 1996, the Board of Directors approved the cancellation and repricing of 558,238 options with the condition that all repriced options would begin vesting on the date of repricing. The average price before repricing was $15.38 per share. These options were repriced at $6.88 per share, the fair market value on the date of repricing.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                    1996           1995        1994
                                         ---------------------------------------------
                                                      Weighted-
                                                       Average
                                                       Exercise
                                             Options     Price    Options     Options
                                         ---------------------------------------------
Outstanding at beginning of year            1,357,858   $ 4.99   1,309,748     928,801
  Granted (1)                               1,196,788     8.71     306,373     390,322
  Exercised                                  (200,701)    1.92    (233,077)     (9,375)
  Canceled (1)                               (737,338)   13.39     (25,186)          0
                                         ---------------------------------------------
Outstanding at end of year                  1,616,607   $ 4.29   1,357,858   1,309,748
                                         ---------------------------------------------
                                         ---------------------------------------------
Price range of grants                    $6.88-$15.00         $7.39-$24.25  $.53-$7.35
Price range of exercised options           $.48-$7.39           $.48-$7.39  $.48-$2.65
Weighted-average fair value of options
 granted                                        $2.81
Available for grant at December, 31 1996      127,740

     (1) The 1996 amounts include the cancellation and repricing of 558,238 options.

     The following table summarizes information about the fixed price stock options outstanding at December 31, 1996.

                                   Options Outstanding     Options Exercisable
                                  ---------------------  -----------------------
                                   Weighted
                      Number        Average    Weighted      Number     Weighted
                   Outstanding at  Remaining   Average   Exercisable at Average
    Range of        December 31,  Contractual  Exercise   December 31,  Exercise
 Exercise Prices       1996          Life       Price        1996        Price
--------------------------------------------------------------------------------
$0.0480 - $ 1.2400   474,294        5 years    $0.49545    474,294      $0.495
$2.4100 - $ 6.0300   310,337        6 years    $2.51658    302,948      $2.501
$6.0600 - $ 6.8800   434,613        9 years    $6.87985        350      $6.163
$7.1300 - $17.7500   397,363       10 years    $7.39547     30,699      $8.767
                   -----------------------------------------------------------
$0.4800 - $17.750  1,616,607        8 years    $4.29549    808,291      $1.563
                   ---------                               -------
                   ---------                               -------

     Pro forma information regarding net income and earnings per share is required by Financial Accounting Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.5%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .75; and an expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                           1996      1995
                                          ------    ------
          Pro forma net income            $1,147    $3,327
          Pro forma earnings per share
             Primary                       $0.16     $0.45
             Fully diluted                 $0.16     $0.44

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     EMPLOYEE STOCK PURCHASE PLAN

     Also, in January 1996, the Board of Directors proposed and in April 1996, the stockholders adopted the Employee Stock Purchase Plan and reserved 100,000 shares of the Company's common stock for issuance. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of: (i) the mean market price on the Offering Commencement Date, or (ii) the mean market price on the Offering Termination Date. During 1996, shares totaling 7,859 were issued under the Purchase Plan at an average price of $6.00 per share.

     The Company intends to utilize the repurchased treasury shares to satisfy future exercises of stock options.

     8.  NONRECURRING CHARGE

     The Company incurred severance charges resulting from certain management separations in 1996; all payments under this arrangement were included as a nonrecurring charge in the second quarter 1996.

     The Company and its former Chief Executive Officer mutually agreed to a consulting and severance agreement effective October 1, 1994. Under the terms of this agreement, the former Chief Executive Officer received certain previously established incentive and other consulting payments through the end of 1995. The Company included all payments under this agreement as a nonrecurring charge in the fourth quarter of 1994.

     9.  RETIREMENT PLAN

     The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. No Company contributions have been made through December 31, 1996. The Board of Directors has approved a matching contribution of 25% of the first 6% of employee contributions, limited to $750 per employee, beginning January 1996.

     The Company does not offer post-retirement or post-employment benefits.

     10.  GEOGRAPHIC OPERATIONS

     The following table presents information about the Company's operations by geographical areas for each of the three years in the period ended December 31, 1996:

               GEOGRAPHICAL AREAS:
-------------------------------------------------------------------------------
                                            Operating   Operating  Identifiable
                                            Revenues     Income      Assets
-------------------------------------------------------------------------------
               1996
                 North America               $28,567     $2,656     $38,007
                 Europe/Asia Pacific           5,828       (177)      2,070
                                             -------     ------     -------
                                             $34,395     $2,479     $40,077
                                             -------     ------     -------
                                             -------     ------     -------
               1995
                 North America               $24,547     $5,638     $35,285
                 Europe/Asia Pacific           1,081       (698)        209
                                             -------     ------     -------
                                             $25,628     $4,940     $35,494
                                             -------     ------     -------
                                             -------     ------     -------
               1994
                 North America               $14,312     $2,613     $10,324
                 Europe/Asia Pacific             340       (142)         33
                                             -------     ------     -------
                                             $14,652     $2,471     $10,357
                                             -------     ------     -------
                                             -------     ------     -------

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Software Artistry, Inc.

     We have audited the accompanying consolidated balance sheets of Software Artistry, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Software Artistry, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/  Ernst & Young LLP


Indianapolis, Indiana
January 27, 1997

QUARTERLY FINANCIAL INFORMATION

     The Company believes that fourth quarter revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 1997.

         Quarter Ended           March 31   June 30   September 30   December 31   Year
-----------------------------------------------------------------------------------------
                  (unaudited -- in thousands, except per share data)
1996
----
Total revenues                    $6,072    $7,526       $8,261        $12,536    $34,395
Income (loss) from operations       (399)      (58)         266          2,670      2,479
Net income (loss)                   (148)       86          310          1,689      1,937
Net income (loss) per share:
  Primary                         $(0.02)   $ 0.01       $ 0.04        $  0.23    $  0.26
  Fully diluted                   $(0.02)   $ 0.01       $ 0.04        $  0.23    $  0.26

1995
----
Total revenues                    $4,234    $5,707       $6,433        $ 9,254    $25,628
Income from operations               391     1,120        1,178          2,251      4,940
Net income                           294       861          912          1,681      3,748
Net income per share:
  Primary                         $ 0.05    $ 0.11       $ 0.12        $  0.22    $  0.52
  Fully diluted                   $ 0.04    $ 0.11       $ 0.12        $  0.22    $  0.51

1994
----
Total revenues                    $1,981    $3,013       $3,809        $ 5,849    $14,652
Income from operations               108       576          638          1,149      2,471
Net income                            75       389          433            769      1,666
Net income per share:
  Primary                         $ 0.01    $ 0.08       $ 0.09        $  0.16    $  0.33
  Fully diluted                   $ 0.01    $ 0.07       $ 0.07        $  0.13    $  0.27




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the sections captioned "Board of Directors - Nominees for Director" and "Voting Securities and Principal Holders - Exchange Act Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 (the "Proxy Statement"), and is incorporated herein by reference.
Information with respect to Executive Officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the section captioned "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the section captioned "Executive Compensation" of the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company did not engage in any transaction or business relationship requiring disclosure under the Securities Exchange Act of 1934, as amended.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

         1.  Financial Statements

             The following information appears in Item 8 of this Form 10-K:

                                                                                      PAGE(S)
                                                                                      -------
               -    Consolidated Balance Sheets as of December 31, 1996 and 1995......     18
               -    Consolidated Statements of Operations for the Years Ended
                      December 31, 1996, 1995, and 1994...............................     19
               -    Consolidated Statements of Stockholders' Equity (Deficit) for
                      the Years Ended December 31, 1996, 1995 and 1994................     20
               -    Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1996, 1995, and 1994...............................     21
               -    Notes to Consolidated Financial Statements........................  22-29
               -    Report of Independent Auditors....................................     30

         2.  Financial Statement Schedules

             The following financial statement schedule is included in this report on Form 10-K:

             Schedule II - Valuation and Qualifying Accounts

             All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

         3.  Exhibits

             Exhibit
               No.                         Document
             --------                      --------
              3.1*     Articles of Amendment to the Third Amended and Restated
                       Articles of Incorporation of Software Artistry, Inc. and
                       Amendments.
              3.2*     Amended and Restated Code of By-Laws of Software
                       Artistry, Inc.
              4.1*     Form of Certificate for Common Stock.
             10.1**    Form of Software License Agreement.
             10.2*     Form of Nondisclosure Agreement.
             10.3*     Lease Agreement with the Precedent, dated January 10,
                       1994, and addendum I and II.
             10.4**    Amended and Restated Line of Credit Loan Agreement with
                       Society National Bank, Indiana dated April 28, 1995.
             10.5*     Employment Agreement with Michael J. Robbins dated
                       December 27, 1991.
             10.6*     Employment Agreement with Steven M. Ehrlich dated July 8,
                       1991.
             10.7*     Employment Agreement with W. Scott Webber dated February
                       28, 1991.
             10.8**    October 18, 1995 Amendment to the Amended and Restated
                       Nonstatutory Stock Option Incentive Plan, dated December
                       9, 1994.
             10.9**    Form of Nonstatutory Stock Option Incentive Agreement.
             10.10*    Amended and Restated Incentive Stock Option Plan, dated
                       December 9, 1994.
             10.10a    Amendment to the Incentive Stock Option Plan, adopted by
                       the board January 15, 1997.
             10.11*    Form of Incentive Stock Option Agreement.
             10.12*    Salary Deferral [401(k)] and Savings Prototype Profit
                       Sharing Plan and Trust.

             10.13* Registration Rights Agreement, dated March 16, 1990, as amended January 22, 1992.
             10.14*    Form of Employee Agreement Regarding Competitive
                       Activities.
             10.15     Lease Agreement with Duke, dated October 2, 1996.
             11.1      Statements re Computation of Per Share Earnings.
             21.1      Subsidiaries of the Registrant.
             23.1      Consent of Ernst & Young LLP.
             24.1      Power of Attorney of Jerry Baker.
             24.3      Power of Attorney of Lawrence W. Olson.
             24.4      Power of Attorney of Joseph A. Piscopo.
             27.1      Financial Data Schedule

             * Incorporated herein by reference to the Registration Statement on Form S-1 of Software Artistry, Inc. with Registration No. 33-88622 declared effective March 2, 1995.

             ** Incorporated herein by reference to the 1995 Annual Report on
                Form 10-K filed on March 30, 1996.

           (b)  Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOFTWARE ARTISTRY, INC.


DATE: MARCH 21, 1997                   By: /s/  W. Scott Webber
                                          ----------------------------------
                                           W. Scott Webber
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          Signature                          Title (Capacity)                          Date
          ---------                          ----------------                          ----
   /s/  W. Scott Webber            President, Chief Executive Officer,           March 21, 1997
-------------------------------    and Director
      W. Scott Webber              (Principal Executive Officer)

  /s/  Thomas E. Vanneman          Vice President, Finance, Chief Financial      March 21, 1997
-------------------------------    Officer, Treasurer, and Secretary
        Thomas E. Vanneman         (Principal Financial and
                                   Accounting Officer)

             *
-------------------------------    Director                                      March 21, 1997
        Jerry Baker


             *
-------------------------------    Director                                      March 21, 1997
     Lawrence W. Olson


             *
-------------------------------    Chairman of the Board of Directors            March 21, 1997
    Joseph A. Piscopo


* By  /s/  W. Scott Webber
    ---------------------------
           W. Scott Webber
          ATTORNEY-IN-FACT

                            SOFTWARE ARTISTRY, INC.
                Schedule II - Valuation and Qualifying Accounts

                Col. A                    Col. B                     Col. C                           Col D.            Col E.
--------------------------------------  ----------   -------------------------------------   ---------------------  --------------
                                                                   Additions
                                        Balance at   -------------------------------------
                                        Beginning    Charged to Costs    Charged to Other                           Balance at End
            Description                 of Period      and Expenses    Accounts - Describe   Deductions - Describe    of Period
--------------------------------------  ----------   ----------------  -------------------   ---------------------  --------------
Year ended December 31, 1996:
  Deducted from asset accounts:                                                                  $(477,976)(2)
    Allowance for doubtful accounts. .   $394,296        $300,464           $368,230(1)           (105,014)(3)         $480,000
                                         --------        --------           --------             ---------             --------
      Total. . . . . . . . . . . . . .   $394,296        $300,464           $368,230             $(582,990)            $480,000
                                         --------        --------           --------             ---------             --------
                                         --------        --------           --------             ---------             --------
Year ended December 31, 1995:
  Deducted from asset accounts:                                                                  $(123,215)(2)
    Allowance for doubtful accounts. .   $175,000        $258,700           $271,120(1)           (187,309)(3)         $394,296
                                         --------        --------           --------             ---------             --------
      Total. . . . . . . . . . . . . .   $175,000        $258,700           $271,120             $(310,524)            $394,296
                                         --------        --------           --------             ---------             --------
                                         --------        --------           --------             ---------             --------
Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts. .   $ 75,000        $138,000           $    -               $ (38,000)(2)         $175,000
                                         --------        --------           --------             ---------             --------
      Total. . . . . . . . . . . . . .   $ 75,000        $138,000           $    -               $ (38,000)            $175,000
                                         --------        --------           --------             ---------             --------
                                         --------        --------           --------             ---------             --------

----------------------
(1)  Represents allowance established for non-renewals of license renewal fees; amounts charged to license renewal fees revenue.
(2)  Uncollectible accounts written off.
(3)  Non-renewals written off.

                                EXHIBITS TO FORM 1996 10-K

Exhibit                                                                           Page
  No.                                   Document                                   No.
-------                                 --------                                  ----

10.10a     Amendment to the Incentive Stock Option Plan, adopted by the board
           January 15, 1997.                                                      02-03
10.15      Lease Agreement with Duke, dated October 2, 1996.                      04-38
11.1       Statements re Computation of Per Share Earnings.                          39
21.1       Subsidiaries of the Registrant.                                           40
23.1       Consent of Ernst & Young LLP.                                             41
24.1       Power of Attorney of Jerry Baker.                                         42
24.3       Power of Attorney of Lawrence W. Olson.                                   43
24.4       Power of Attorney of Joseph A. Piscopo.                                   44
27.1       Financial Data Schedule.                                                  45