Form 10-Q
period 1997-03-31
SOFTWARE ARTISTRY INC
filed 1997-05-15
CIK 862928

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-Q
                               ________________

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                            EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      Or

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
             Yes X                           No
                ---                            ---

As of April 30, 1996, there were 6,824,051 shares of Common Stock, no par value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            SOFTWARE ARTISTRY, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                            Page
PART I   FINANCIAL INFORMATION                                ----

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         As of March 31, 1997 and December 31, 1996                            3

         Condensed Consolidated Statements of Operations --
         For the three monthssix months ended March 31June, 1997 and 1996      4

         Condensed Consolidated Statements of Cash Flows --
         For the three months ended March 31June, 1997 and 1996                5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                  14

ITEM 6.  Exhibits and Reports on Form 8-K                                     14

         Signatures                                                           14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SOFTWARE ARTISTRY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                         March 31   December 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (Unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents                              $20,019     $15,606
Marketable securities                                       2,117       2,216
   Trade account receivables, net of allowance for doubtful
          accounts of $390 in 1997 and $480 in 1996        10,220      13,785
Other receivables                                              53         366
Prepaid expenses                                            1,019         870
Deferred income taxes                                         262         262
                                                          -------     -------
Total current assets                                       33,690      33,105

Property and equipment, net                                 6,103       5,676
Capitalized software development costs, net                 1,405       1,245
Other assets                                                   56          51
                                                          -------     -------

Total assets                                              $41,254     $40,077
                                                          -------     -------
                                                          -------     -------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                  $ 3,024     $ 2,556
Accrued compensation and related expenses                   1,663       1,898
Income taxes payable                                           93         874
Deferred revenue                                            8,748       7,560
                                                          -------     -------
Total current liabilities                                  13,528      12,888

Deferred income taxes                                         737         737
                                                          -------     -------

Total liabilities                                          14,265      13,625
                                                          -------     -------

Stockholders' equity:
Common stock, no par value; 10,000,000 shares
authorized, 7,066,551 and 6,985,708 shares
outstanding at March 31, 1997 and
December 31,1996, respectively                             24,282      24,091
Treasury stock; 242,500 shares                            (2,028)      (2,028)
Accumulated translation adjustments                          (41)         (83)
Retained earnings                                           4,776       4,472
                                                          -------     -------
Total stockholders' equity                                 26,989      26,452
                                                          -------     -------

Total liabilities and stockholders' equity                $41,254     $40,077
                                                          -------     -------
                                                          -------     -------

                            See accompanying notes.

                            SOFTWARE ARTISTRY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   Three Months Ended  March 31,
                                                   -----------------------------
                                                        1997            1996
                                                   --------------   ------------
  Revenues:
  Initial license fees                                  $5,284         $3,590
   Renewal license fees and services                     3,396          2,482
                                                   --------------   ------------
    Total revenues                                       8,680          6,072
                                                   --------------   ------------
  Operating expenses:
   Costs of license fees                                   405            385
   Costs of renewal license fees and services            1,541          1,189
   Sales and marketing                                   4,349          3,132
   Product development                                   1,358          1,017
   General and administrative                              727            748
                                                      --------        -------
    Total operating expenses                             8,380          6,471
                                                      --------        -------

  Operating income (loss)                                  300           (399)

  Interest income, net                                     160            175
                                                      --------        -------

  Income (loss) before income taxes                        460           (224)

  Provision for (benefit of) income taxes                  156            (76)
                                                      --------        -------

  Net income (loss)                                     $  304         $ (148)
                                                      --------        -------
                                                      --------        -------

  Net income (loss) per share                           $ 0.04         $(0.02)
                                                      --------        -------
                                                      --------        -------

  Shares used in computing net income (loss) per share   7,510          7,567
                                                      --------        -------
                                                      --------        -------

                            See accompanying notes.

                            SOFTWARE ARTISTRY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                            ------------------------
                                                                               1997           1996
                                                                            ---------      ---------
  Operating activities:
    Net income (loss)                                                        $   304        $  (148)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization of property and equipment                    429            282
      Amortization of software development costs                                 151             63
      Change in allowance for doubtful accounts                                  (90)            55
      Changes in assets and liabilities:
        Trade accounts receivable                                              3,655          3,039
        Prepaid expenses                                                         164            (69)
        Accounts payable and accrued liabilities                                 468           (234)
        Accrued compensation and related expenses                               (235)        (1,040)
        Income taxes payable                                                    (781)          (336)
        Deferred revenue                                                       1,188            806
                                                                            ---------      ---------
      Net cash provided by operating activities                                5,253          2,418
                                                                            ---------      ---------
  Investing activities:
    Purchase of marketable securities, net                                        99         (3,323)
    Purchase of property and equipment                                          (856)        (1,011)
    Capitalization of software development cos                                  (311)          (204)
    Decrease (increase) in other assets                                           (5)             3
                                                                            ---------      ---------
      Net cash used in investing activities                                   (1,073)        (4,535)
                                                                            ---------      ---------
  Financing activities:
    Proceeds from issuance of common stock, net of issuance costs                 25             --
    Proceeds from exercise of stock options                                      166            108
    Purchase of treasury stock                                                    --           (582)
    Principal payments on equipment obligations                                   --             (8)
                                                                            ---------      ---------
      Net cash provided (used) by financing activities                           191           (482)

  Accumulated translation adjustments                                             42             --
                                                                            ---------      ---------
  Change in cash and cash equivalents                                          4,413         (2,599)

  Cash and cash equivalents, beginning of period                              15,606         15,816
                                                                            ---------      ---------
  Cash and cash equivalents, end of period                                   $20,019        $13,217
                                                                            ---------      ---------
                                                                            ---------      ---------
  Supplemental disclosures:
    Cash paid for:
      Interest expense                                                       $    --        $     3
      Income taxes                                                               179            260


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

    A significant portion of the Company's revenues are derived from the licensing and support of the Company's EXPERTISE-TM-suite of products for Enterprise Support Management solutions, a complete problem management system designed to resolve customer problems.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Software Artistry Europe, Inc. and Software Artistry International, Inc. All significant intercompany balances and transactions have been eliminated.

1.  BASIS OF PRESENTATION
    The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. In management's opinion, this information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information.

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

    In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its marketable debt securities as available-for-sale securities. These securities are valued at their fair value. There was no significant difference between cost and fair value at March 31, 1997 or December 31, 1996.

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

    Capitalized software development costs consists of the following amounts (in thousands):

                                                        March 31,  December 31,
                                                           1997        1996
                                                       ----------- ------------
                                                       (Unaudited)
Capitalized costs                                        $2,149       $1,838
Less accumulated amortization                               744          593
                                                         ------       ------
                                                         $1,405       $1,245
                                                         ------       ------
                                                         ------       ------

4.  NET INCOME PER SHARE     Net income per share is computed based upon the
weighted average number of common and common equivalent shares outstanding and gives effect to certain adjustments. Common equivalent shares include outstanding stock options. Common equivalent shares are included in the per share calculation using the modified treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dillutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

    Fully diluted net income per share is computed in the same manner as primary net income per share.

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

                            SOFTWARE ARTISTRY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Company's 1996 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "believes," "plans," "expects," or similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update this discussion except as may be legally required in its reporting statements.

    In 1995, the Company began marketing the SA-EXPERTISE-TM name as an umbrella for its evolving product suite for Enterprise Support Management
(ESM). The EXPERTISE suite for Enterprise Support Management provides organizations with an integrated solution for internal support for employees and end users. In 1996, the Company began using the SA-EXPERTISE-TM suite designation for its Customer Relationship Management (CRM) products for external customer support.

    During the first three months of 1997, the Company executed a strategic partnership with Coopers & Lybrand, L.L.P. The alliance delineates that the companies will cooperatively design, develop and market applications and professional services for both the CUSTOMER RELATIONSHIP MANAGEMENT and ENTERPRISE SUPPORT MANAGEMENT market segments. At the end of the first quarter of 1997, the Company released SA-EXPERTISE-TM for CUSTOMER RELATIONSHIP MANAGEMENT (CRM).

RESULTS OF OPERATIONS

    The following table sets forth certain income and expense items as a percentage of total revenues, and the percentage change in dollar amounts of such items, for the three monthssix months ended March 31 , 1997 and 1996.


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------     Percentage increase
                                                             1997            1996      1997 over 1996
                                                            ------         -------  --------------------
  Revenues:
   Initial license fees                                        61%            59%            47%
   Renewal license fees and services                           39             41             37
                                                              ---            ---
    Total revenues                                            100            100             43
                                                              ---            ---
  Operating expenses:
   Costs of license fees                                        5              6              5
   Costs of renewal license fees and services                  18             20             30
   Sales and marketing                                         50             52             39
   Product development                                         15             17             34
   General and administrative                                   8             12             (3)
                                                              ---            ---
    Total operating expenses                                   96            107             30
                                                              ---            ---

  Operating income (loss)                                       4             (7)             *

  Interest income, net                                          2              3             (9)
                                                              ---            ---
  Income (loss) before income taxes                             6             (4)             *

  Provision for (benefit of) income taxes                       2             (2)             *
                                                              ---            ---

  Net income (loss)                                             4%            (2)%            *
                                                              ---            ---
                                                              ---            ---



  * Not a meaningful percentage

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

    Total revenues increased by 43% to $8.7 million for the quarter ended March 31, 1997, from $6.1 million for the quarter ended March 31, 1996. A contributing factor to the earnings growth rate was a 37% increase in average contract revenue for the first quarter of 1997 compared to the first quarter of 1996.

    International revenues accounted for approximately 22% and 29% of the Company's total revenues for the first quarter of 1997 and 1996, respectively.

    INITIAL LICENSE FEES

    Initial license fee revenues increased by 47% to $5.3 million for the quarter ended March 31, 1997, from $3.6 million for the quarter ended March 31, 1996. The increase in initial license fees was primarily due to a growing acceptance throughout the industry of the Company's move to integrated applications suites verses single product sales.

    North American initial license fees increased by $1.1million (42%) to $3.7 million in the first quarter of 1997 compared to $2.6 million in the first quarter of 1996.

    Initial license fees from outside North America increased by $600,000 (60%) to $1.6 million, or 30% of total initial license fees revenue for the first quarter of 1997, from $1.0 million in the first quarter of 1996. The increase in non-North American initial license fees is primarily the result of increased sales and marketing activities in Europe.

    As both the European and Asia-Pacific operations continue to mature, the Company believes that initial license fees from outside North America will continue to increase. The initial license fees for products are based on the number of seats a licensee contracts to use.

    RENEWAL LICENSE FEES AND SERVICES
    Renewal license fees include a portion of initial license fee amounts representing support (unbundled from the initial license fee) and annual license renewals. Renewal license fee revenues increased by 25% to $2.0 million in the three months ended March 31, 1997 from $1.6 million for the comparable period in 1996. The increase is due to an expanded user base as a result of and increased number of product installations and license expansions.

    Services revenues increased by 55% to $1.4 million in the first quarter of 1996 from $903,000 in the first quarter of 1996. This increase is attributable to the increase in revenues from the initial licensing of the SA-EXPERTISETM products and the Company's commitment to being the total solutions provider of products, services and training to existing customers.

    COSTS OF LICENSE FEES
    Costs of license fees consist primarily of third party royalty and commission payments, product media, documentation, duplication, shipment, and amortization of capitalized software costs. Costs of license fees increased by 5% to $405,000 in the first quarter of 1997 from $385,000 in the first quarter of 1996. Costs of license fees represented 5% of total revenues for the first three months of 1997, compared to 6% for the first three months of 1996, respectively. The Company expects these costs to remain a similar percentage of total revenues for the remainder of 1997.

    COSTS OF RENEWAL LICENSE FEES AND SERVICES
    Costs of renewal license fees and services consist primarily of the costs of providing customer technical support, consulting, education, and account management. Costs of renewal license fees and services constituted 18% and 20% of total revenues and 45% and 48% of renewal license fees and services revenue in the first quarters of 1997 and 1996, respectively.

    SALES AND MARKETING
    Sales and marketing expenses consist primarily of salaries, commissions, incentives and travel expenses of sales and marketing personnel, as well as
promotional expenses.   Sales and marketing expenses were 50% and 52% of
total revenues in the first quarters of 1997 and 1996, respectively.

    PRODUCT DEVELOPMENT

    The following table sets forth information regarding product development costs (dollar amounts in thousands):

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1997         1996
                                                  -----------  -----------
  Total product development costs                   $1,669        $1,221
  Costs capitalized                                    311           204
                                                    ------        -------
    Product development expense                     $1,358        $1,017
                                                    ------        -------
                                                    ------        -------
  Amortization of capitalized software
   development costs (included in costs
   of license fees)                                 $  151        $   63

  Percentage of costs capitalized                      19%            17%
  Percentage of costs capitalized,
   net of amortization                                 10%            12%


    Product development expenses were 15% and 17% of total revenues in the first quarter of 1997 and 1996, respectively. The increase in dollar amounts was due primarily to the growth of the development. The decrease in percentage of revenue is due primarily to the increase in costs capitalized resulting from a higher concentration of resources dedicated to unreleased products The Company plans to continue increasing its level of investment in product development during 1997. The increase is contingent upon the Company identifying and hiring qualified candidates.

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

    GENERAL AND ADMINISTRATIVE
    General and administrative expenses include the costs of finance, human resources, information systems, and administrative departments of the Company. General and administrative expenses represented 8% and 12% of total revenue for the same first quarters of 1997 and 1996, respectively. The dollar decrease resulted primarily from an adjustment in bad debt expense resulting from the successful accounts receivable collection efforts during the first quarter of 1997. The Company anticipates that the dollar amount of general and administrative expenses will increase during the remainder of 1997 compared to 1996.

    INTEREST INCOME, NET
    Interest income, net was $160,000 and $175,000 in the first quarters of 1997 and 1996, respectively. The decrease in net interest income is a result of a slight decline in the average interest rate earned on investments.

    In January 1996, the Company announced a stock repurchase plan of up to 500,000 shares of its common stock. In January 1997, the Company announced the discontinuation of its stock repurchase program, having repurchased 242,500 shares of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $5.3 million and $2.4 million of cash from operations for the three monthssix months ended March 31, 1997 and 1996, respectively. For 1997 and 1996, this amount is due primarily to a decrease in account receivables and non-cash expenses.

    Account receivables decreased to $10.2 million from $13.8 million and deferred revenues increased to $8.8 million from $7.6 million at March 31, 1997 from December 31, 1996, respectively. The decrease in accounts receivable is primarily attributable to the successful collection efforts during the first quarter of 1997, and the lower amount of initial license fee revenues in the first quarter of 1997 compared to the fourth quarter of 1996.

    The Company used $1.1 million and $4.5 million for investment activities in the first quarters of 1997 and 1996, respectively. In the first quarters of 1997 and 1996, the Company expended $856,000 and $1.0 million, respectively, for purchases of property and equipment. Due to planned business expansion, additions to property and equipment are expected to continue, including the purchase of equipment for new employees, upgrading equipment for existing employees, and potential expansion of Company facilities. As of March 31, 1997, the Company had no material commitments for capital expenditures.

    In January 1996 the Company announced that the Board of Directors authorized the Company to purchase up to 500,000 of the Company's common stock. In January 1997, the Company announced that it had terminated the purchase of the Company's common stock.

    As of March 31, 1997, the Company had $20.0 million of cash and cash equivalents, $2.1 million of short-term investments, and working capital of $20.2 million. In addition, at March 31, 1997 the Company had a working capital line of credit of $2.0 million. Management believes that existing cash balances and marketable securities, cash flow from operations, and the line of credit commitment will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through the next twelve months.

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

OTHER CONSIDERATIONS
   In addition to the other information set forth in this report, there are certain risks that should be considered with regard to the Company and its Common Stock. The following section lists some, but not all, of these risks and uncertainties which may cause a significant impact on the Company's future results of operations. This section should be read in conjunction with the Company's 1996 Annual Report to Shareholders and Form 10-K for the year ended December 31, 1996.

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

    The Company currently derives substantially all of its revenue from the SA-EXPERTISE-TM suite of products and related services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of the SA-EXPERTISE-TM suite of products and services would have a material adverse effect on the Company's business and results of operations. At the end of the first quarter the company released SA-EXPERTISE-TM for CUSTOMER RELATIONSHIP MANAGEMENT
(CRM), a suite of applications to address external customer support and satisfaction. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of the SA-EXPERTISE-TM suite and other products.

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

                          PART II - OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Shareholders of Software Artistry, Inc. was held on April 25, 1997, at the Ritz Charles, 12156 N. Meridian Street, Carmel, Indiana at 2:00 p.m.

     PROPOSAL 1     Election of Directors
                    Each of Jerry Baker, Lawrence W. Olson, Joseph A. Piscopo, and W. Scott Webber were elected to the Board of Directors to serve as directors until the 1997 Annual Meeting of Shareholders by the following tally:

                                  Jerry           Lawrence         Joseph A.      W. Scott
                                  Baker           W. Olson         Piscopo         Webber
                                -----------------------------------------------------------
               Votes in Favor   6,002,801         6,002,801         6,003,001     5,064,676
               Votes Withhold      27,465            27,665            27,465       965,790


     PROPOSAL 2     Approval of the Amendment to the Amended and Restated
                    Incentive Stock Option Plan.
                    Votes in Favor      4,713,094
                                        ---------
                    Votes Against       1,305,005
                                        ---------
                    Abstentions            12,367
                                        ---------

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

Dated: May 1, 1997

SOFTWARE ARTISTRY, INC.

 /s/ W. Scott Webber                       /s/ Thomas E. Vanneman
 ---------------------------------         -------------------------------
 W. Scott Webber                           Thomas E. Vanneman
 President, Chief Executive Officer        Vice President, Finance and
 and Director                              Administration,
 (Principal Executive Officer)             Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)