Form 10-Q
period 1997-06-30
SOFTWARE ARTISTRY INC
filed 1997-08-13
CIK 862928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-Q
                                ________________

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
------                         EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
             Yes  X                           No
                -----                             ------
As of August 11, there were 6,872,344 shares of Common Stock, no par value, outstanding.

                              SOFTWARE ARTISTRY, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                Page
PART I    FINANCIAL INFORMATION

ITEM 1.Financial Statements

       Condensed Consolidated Balance Sheets --
       As of June 30, 1997 and December 31, 1996                  3

       Condensed Consolidated Statements of Operations --
       For the three months and six months ended
       June 30, 1997 and 1996                                     4

       Condensed Consolidated Statements of Cash Flows --
       For the six months ended June 30, 1997 and 1996            5

       Notes to Condensed Consolidated Financial Statements       6

ITEM 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8

PART IIOTHER INFORMATION

ITEM 6.Exhibits and Reports on Form 8-K                           14

       Signatures                                                 14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SOFTWARE ARTISTRY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                               June 30,     December 31,
                                                                                 1997           1996
                                                                               --------     ------------
                                                                             (Unaudited)
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 20,271       $ 15,606
  Marketable securities                                                             127          2,216
  Trade account receivables, net of allowance for doubtful
    accounts of $467 in 1997 and $480 in 1996                                    10,827         12,036
  Accrued accounts receivable                                                     2,535          1,749
  Other receivables                                                                  66            366
  Prepaid expenses                                                                1,054            870
  Deferred income taxes                                                             262            262
                                                                               --------       --------
         Total Current Assets                                                    35,142         33,105

Property and equipment, net                                                       5,856          5,676
Capitalized software development costs, net                                       1,530          1,245
Other assets                                                                         58             51
                                                                               --------       --------
         Total Assets                                                          $ 42,586       $ 40,077
                                                                               ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                     $  2,072       $  2,556
  Accrued compensation and related expenses                                       1,664          1,898
  Income taxes payable                                                               61            874
  Deferred revenue                                                               10,194          7,560
                                                                               --------       --------
         Total Current Liabilities                                             $ 13,991       $ 12,888
Deferred income taxes                                                               737            737
                                                                               --------       --------
         Total Liabilities                                                       14,728         13,625
                                                                                -------        -------
Stockholders' equity:
  Common stock, no par value; 10,000,000 shares authorized,
    7,079,189 and 6,985,708 shares outstanding at June 30,
    1997 and December 31, 1996, respectively                                     24,342         24,091
  Treasury stock; 242,500 shares                                                 (2,028)        (2,028)
  Accumulated translation adjustments                                                54            (83)
  Retained earnings                                                               5,490          4,472
                                                                               --------       --------
         Total Stockholders' Equity                                              27,858         26,452
                                                                               --------       --------
         Total Liabilities and Stockholders' Equity                            $ 42,586       $ 40,077
                                                                               ========       ========

                            See accompanying notes.

                            SOFTWARE ARTISTRY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                           ------------------      -------------------
                                                            1997        1996        1997        1996
                                                           -------    -------      -------     -------
Revenues:
  Initial license fees                                     $ 6,535     $ 4,861     $11,819     $ 8,451
  Renewal license fees and services                          4,189       2,665       7,585       5,147
                                                           -------     -------     -------     -------
         Total Revenues                                     10,724       7,526      19,404      13,598
                                                           -------     -------     -------     -------
Operating expenses:
  Costs of license fees                                        628         423       1,032         808
  Costs of renewal license fees and services                 2,012       1,483       3,554       2,672
  Sales and marketing                                        4,824       3,548       9,173       6,680
  Product development                                        1,305       1,151       2,663       2,168
  General and administrative                                 1,101         772       1,828       1,520
  Severance charge                                              --         207          --         207
                                                           -------     -------     -------     -------
         Total Operating Expenses                            9,870       7,584      18,250      14,055
                                                           -------     -------     -------     -------
Operating income (loss)                                        854         (58)      1,154        (457)

Interest income, net                                           228         188         388         363
                                                           -------     -------     -------     -------
Income (loss) before income taxes                            1,082         130       1,542         (94)

Provision for (benefit of) income taxes                        368          44         524         (32)
                                                           -------     -------     -------     -------
Net income (loss)                                          $   714     $    86     $ 1,018     $   (62)
                                                           =======     =======     =======     =======
Net income (loss) per share                                $  0.09     $  0.01     $  0.13     $ (0.01)
                                                           =======     =======     =======     =======
Shares used in computing net income (loss) per share         7,731       7,465       7,638       7,536
                                                           =======     =======     =======     =======

                            See accompanying notes.

                            SOFTWARE ARTISTRY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               -----------------------
                                                                                 1997           1996
                                                                               -------        --------
Operating activities:
  Net income (loss)                                                            $ 1,018        $   (62)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization of property and equipment                      903            667
      Amortization of software development costs                                   352            166
      Change in allowance for doubtful accounts                                    (13)           (59)
      Changes in assets and liabilities:
        Trade accounts receivable                                                  436          3,082
        Prepaid expenses                                                           116            (41)
        Accounts payable and accrued liabilities                                  (484)           199
        Accrued compensation and related expenses                                 (234)          (824)
        Income taxes payable                                                      (813)          (383)
        Deferred revenue                                                         2,634            374
                                                                               -------        -------
      Net Cash Provided By Operating Activities                                  3,914          3,119
                                                                               -------        -------
Investing activities:
  Purchase of marketable securities, net                                         2,090         (4,120)
  Purchase of property and equipment                                            (1,083)        (1,846)
  Capitalization of software development costs                                    (637)          (396)
  Decrease (increase) in other assets                                               (7)             2
                                                                               -------        -------
      Net Cash Provided (Used) By Investing Activities                             363         (6,360)
                                                                               -------        -------
Financing activities:
  Proceeds from exercise of stock options                                          251            238
  Purchase of treasury stock                                                        --         (1,253)
  Principal payments on equipment obligations                                       --            (13)
                                                                               -------        -------
      Net Cash Provided (Used) By Financing Activities                             251         (1,028)

Accumulated translation adjustments                                                137             --
                                                                               -------        -------
Change in cash and cash equivalents                                              4,665         (4,269)

Cash and cash equivalents, beginning of period                                  15,606         15,816
                                                                               -------        -------
Cash and cash equivalents, end of period                                       $20,271        $11,547
                                                                               =======        =======
Supplemental disclosures:
  Cash paid for:
    Interest expense                                                           $    --        $     4
    Income taxes                                                                   186            351


                            See accompanying notes.

                               SOFTWARE ARTISTRY, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

     Software Artistry, Inc. (the "Company") develops, internationally markets, and supports a family of internal and external customer support software applications. To date, a significant portion of revenues have been generated from North American customers, although sales to non-North American customers continue to increase as a percentage of revenues. The Company does not have a concentration of credit risk in any one industry, geographic region, or customer.

     A significant portion of the Company's revenues are derived from the licensing and support of the Company's EXPERTISE-TM- suite of products for Enterprise Support Management solutions, a complete problem management system designed to proactively manage and improve the organization's processes for help desk, network management, asset and change management, and end-user empowerment; and the EXPERTISE-TM- suite of products for Customer Relationship Management solutions, a complete problem management system designed to address customer support and satisfaction.

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

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its marketable debt securities as available-for-sale securities. These securities are valued at their fair value. There was no significant difference between cost and fair value at June 30, 1997 or December 31, 1996.

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

     Capitalized software development costs consists of the following amounts (in thousands):

                                                   June 30,     December 31,
                                                     1997           1996
                                                   --------     ------------
                                                  (Unaudited)

Capitalized costs                                  $  2,475        $  1,838
Less accumulated amortization                           945             593
                                                   --------        --------
                                                   $  1,530        $  1,245
                                                   ========        ========

4.   NET INCOME PER SHARE

     Net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding and gives effect to certain adjustments. Common equivalent shares include outstanding stock options. Common equivalent shares are included in the per share calculation using the modified treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

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

6.   SUBSEQUENT EVENTS

     On August 12, 1997, the Company acquired substantially all the assets of Sirius Systems, Inc., an Atlanta-based sales management software developer.

     The transaction is structured as an asset purchase and consists of an initial cash payment of $5,125,000 and a $2,000,000 earn out, which was funded through the Company's marketable securities and cash equivalents. The Company expects to recognize a one-time charge in the third quarter of a substantial portion of the initial cash payment related to in-process research and development and other integration expenses. Additionally, the Company expects a mildly dilutive impact on operating results in the third and fourth quarters of 1997.

     Sirius Systems, Inc., of Norcross, Georgia, was founded in late 1991 and markets G2 client/server software. G2 helps sales managers and salespeople gain control of sales processes, communicate effectively, forecast
accurately, and win more sales.   The Sirius G2 product is fully operational
in nearly 60 national and international organizations.

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

     In 1995, the Company began marketing the SA-EXPERTISE-TM- name as an umbrella for its evolving product suite for Enterprise Support Management
(ESM). The EXPERTISE suite for Enterprise Support Management provides organizations with an integrated solution for internal support for employees and end users. In 1996, the Company began using the SA-EXPERTISE-TM- suite designation for its Customer Relationship Management (CRM) products for external customer support. At the end of the first quarter of 1997, the Company released SA-EXPERTISE-TM- for CUSTOMER RELATIONSHIP MANAGEMENT (CRM).


     During the second quarter of 1997, the Company increased its commitment to and investment in its channel marketing organization, which develops strategic alliances with technology partners and service partners as well as
value-added retailers and outsourcing channels.    In the three months ended
June 30, 1997, the Company signed value-added reseller agreements with MicroAge The Corporate Center; Science Applications International Corporation
(SAIC); and Siemens Nixdorf Informationssysteme AG (SNI ITS).

RESULTS OF OPERATIONS

     The following table sets forth certain income and expense items as a percentage of total revenues, and the percentage change in dollar amounts of such items, for the three months and six months ended June 30, 1997 and 1996.


                                                                                                 Period to Period Change
                                                  Three Months Ended    Six Months Ended      ------------------------------
                                                       June 30,              June 30,         Three Months      Six Months
                                                  ------------------    ----------------      1997 Compared    1997 Compared
                                                     1997     1996       1997     1996          to 1996          to 1996
                                                  -------     ------    ------    ------      -------------    --------------
Revenues:
  Initial license fees                                 61%      65%        61%      62%             34%              40%
  Renewal license fees and services                    39       35         39       38              57               47
                                                      ---      ---        ---      ---
         Total Revenues                               100      100        100      100              43               43
                                                      ---      ---        ---      ---
Operating expenses:
  Costs of license fees                                 6        6          6        6              48               28
  Costs of renewal license fees and services           19       20         18       20              36               33
  Sales and marketing                                  45       47         47       49              36               37
  Product development                                  12       15         14       16              13               23
  General and administrative                           10       10          9       11              43               20
  Severance charge                                     --        3         --        1               *                *
                                                      ---      ---        ---      ---
         Total Operating Expenses                      92      101         94      103              30               30
                                                      ---      ---        ---      ---














Income (loss) from operations                           8       (1)         6       (3)              *                *

Interest income, net                                    2        3          2        3              21                7
                                                      ---      ---        ---      ---
Income before income taxes                             10        2          8       --               *                *

Provision for income taxes                              3        1          3       --               *                *
                                                      ---      ---        ---      ---
Net income                                              7%       1%         5%       0%              *                *
                                                      ===      ===        ===      ===

_____________________
* Not a meaningful percentage

     REVENUES

     The Company's revenues are derived from initial license fees, renewal license fees, and services. The Company recognizes initial license fees upon shipment. The Company unbundles the initial product support revenue (typically 12 months) and services revenue included in the license agreement and recognizes these revenues in renewal license fees and services. The Company's license agreements do not provide a right of return. Continued support of the Company's software typically requires the payment of an annual license renewal fee which is offered at 18% of the then current initial license fee. Renewal license fees include customer technical support and product enhancements and are recognized ratably over the term of the license period. The Company provides a comprehensive range of services, including consulting and educational services. Services revenue is recognized at the time the service is provided. Allowances are maintained for potential credit losses, which have not been significant to date.

     Total revenues increased 43% to $10.7 million for the quarter ended
June 30, 1997, from $7.5 million for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, total revenues increased by 43% to $19.4 from $13.6 million for the comparable period 1996 period.

     International revenues accounted for approximately 31% and 16% of the Company's total revenues for the three months ended June 30, 1997 and 1996, respectively. International revenues accounted for approximately 27% and 17% of the Companies total revenues for the six months ended June 30, 1997 and 1996, respectively.

     INITIAL LICENSE FEES

     Initial license fee revenues increased 34% to $6.5 million for the quarter ended June 30, 1997, from $4.9 million for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, initial license fee revenues increased 40% to $11.8 million from $8.5 million for the comparable 1996 period. The increase in initial license fees was primarily due to increased world-wide acceptance throughout the industry of the Company's move to integrated applications suites verses single product sales.

     North American initial license fees decreased $400,000 (-8%) to $3.5 million in the second quarter of 1997 compared to $3.9 million in the second quarter of 1996. For the six month period ended June 30, 1997, North American initial license fees increased $600,000 (9%) to $7.1 million compared to $6.5 million for the comparable 1996 period. The results in the second quarter reflect an increase in the percentage of new salespersons in the domestic sales force due to involuntary and voluntary attrition.

     Initial license fees from outside North America increased $2.0 million (192%) to $3.0 million, or 46% of total initial license fees revenue for the second quarter of 1997, from $1.0 million or 21% for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, initial license fees from outside North America increased by $2.7 million (135%) to $4.7 million, or 40% of total license fees revenue, compared to $2.0 million or 24% for the comparable 1996 period. The increase in initial license fees outside North America is primarily the result of increased acceptance of the Company's move to integrated applications suites verses single product sales both in Europe and the Asia-Pacific regions.

     As both the European and Asia-Pacific operations continue to mature, the Company believes that initial license fees from outside North America will continue to increase as a percentage of total revenues.

     The initial license fees for products are based on the number of seats a licensee contracts to use.

     RENEWAL LICENSE FEES AND SERVICES

     Renewal license fees include a portion of initial license fee amounts representing support (unbundled from the initial license fee) and annual license renewals. Renewal license fee revenues increased 35% to $2.2 million in the three months ended June 30, 1997 from $1.6 million for the comparable period in 1996. For the six month period ended June 30, 1997, renewal license fee revenues increased 30% to $4.2 million from $3.2 for the comparable 1996 period. The increase is due to an expanded user base as a result of an increased number of product installations and license expansions.

     Services revenues increased 92% to $2.0 million in the second quarter of 1997 from $1.0 million in the second quarter of 1996. For the six month period ended June 30, 1997, service revenues increased 77% to $3.3 million from $1.9 million for the comparable 1996 period. This increase is attributable to the increase in revenues from the initial licensing of the SA-EXPERTISE-TM- products and the Company's commitment to being a total solutions provider of products, services and training to existing customers.

    COSTS OF LICENSE FEES

     Costs of license fees consist primarily of third party royalty and commission payments, product media, documentation, duplication, shipment, and amortization of capitalized software costs. Costs of license fees increased 48% to $628,000 in the second quarter of 1997 from $423,000 in the second quarter of 1996. For the six month period ended June 30, 1997, costs of license fees increased 28% to $1.0 million from $808,000 for the cmoparable 1996 period. Costs of license fees represented 6% of total revenues for the three months ended June 30, 1997, and 1996. For the six month period ended June 30, 1997, costs of license fees represented 5% of total revenues compared to 6% for the comparable 1996 period. The Company expects these costs to remain a similar percentage of total revenues for the remainder of 1997.

     COSTS OF RENEWAL LICENSE FEES AND SERVICES

     Costs of renewal license fees and services consist primarily of the costs of providing customer technical support, consulting, education, and account management. Costs of renewal license fees and services constituted 19% and 20% of total revenues and 48% and 56% of renewal license fees and services revenue in the second quarters of 1997 and 1996, respectively. Costs of renewal license fees and services constituted 18% and 20% of total revenues and 47% and 52% of renewal license fees and services revenue in the
first six months of 1997 and 1996, respectively.   The increase was due
primarily to the growth in the Company's installed customer base.

    SALES AND MARKETING

   Sales and marketing expenses consist primarily of salaries, commissions, incentives and travel expenses of sales and marketing personnel, as well as
promotional expenses.   Sales and marketing expenses were 45% and 47% of
total revenues in the second quarters of 1997 and 1996, respectively.   For
the six month periods ended June 30, 1997 and 1996, sales and marketing expenses were 47% and 49% of total revenues, respectively. The increase was primarily due to the development and staffing of the channel marketing department.

  PRODUCT DEVELOPMENT

  The following table sets forth information regarding product development costs (dollar amounts in thousands):


                                       Three months ended June 30,    Six months ended June 30,
                                       ---------------------------    -------------------------
                                            1997         1996             1997           1996
                                          -------      -------         --------       ---------
Total product development costs           $ 1,632      $ 1,343         $  3,300       $  2,564
Costs capitalized                             327          192              637            396
                                          -------      -------         --------       --------
  Product development expense             $ 1,305      $ 1,151         $  2,663       $  2,168
                                          =======      =======         ========       ========

Amortization of capitalized software
  development costs (included in costs
  of license fees)                        $   202      $   103         $    352       $    166

Percentage of costs capitalized                20%          13%              19%            15%
Percentage of costs capitalized,
  net of amortization                           8%           5%               9%             8%


     Product development expenses were 12% and 15% of total revenues in the second quarters of 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, product development expenses were 14% and 16% of total revenues, respectively. The increase in dollar amounts was due primarily to the growth of the development department. The decrease in percentage of revenue is due primarily to the increase in costs capitalized resulting from a higher concentration of resources dedicated to unreleased products.

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

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses include the costs of finance, human resources, information systems, and administrative departments of the Company. General and administrative expenses represented 10% of total revenue for the second quarters of 1997 and 1996. For the six month periods ended June 30, 1997 and 1996, general and administrative expenses were 9% and 11% of total revenues, respectively.

     SEVERANCE CHARGE

     Severance charge amounts for the second quarter of 1996 include the compensation and benefits expense resulting from certain management separations.

     INTEREST INCOME, NET

    Interest income, net, was $228,000 and $188,000 for the three months ended June 30, 1997 and 1996, respectively. For the six month period ended June 30, 1997, interest income increased to $388,000 from $363,000 for the six month period ended June 30, 1996. The increase in net interest income is a result of continued re-investment of the interest earned on the Company's marketable securities and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $3.9 million and $3.1 million of cash from operations for the six months ended June 30, 1997 and 1996, respectively. The 1997 increase is due primarily to net income and an increase in deferred revenues, as well as a decrease in accounts receivable.

     Account receivables decreased to $13.4 million from $13.8 million deferred revenues increased to $10.2 million from $7.6 million at June 30, 1997 from December 31, 1996, respectively. The decrease in accounts receivable is primarily attributable to successful collection efforts during the first six months of 1997, and the lower amount of initial license fee revenues in the second quarter of 1997 compared to the fourth quarter of 1996.

     The Company received $363,000 for investment activities in the first two quarters of 1997, and used $6.4 million for investment activities for the same period in 1996. In the first six months of 1997 and 1996, the Company expended $1.1million and $1.8 million, respectively, for purchases of property and equipment. Due to planned business expansion, additions to property and equipment are expected to continue, including the purchase of equipment for new employees, upgrading equipment for existing employees, and expansion of Company facilities. As of June 30, 1997, the Company had no material commitments for capital expenditures.

     As of June 30, 1997, the Company had $20.3 million of cash and cash equivalents, $127,000 of short-term investments, and working capital of $21.2 million. In addition, at June 30, 1997 the Company had a working capital line of credit of $2.0 million. Management believes that existing cash balances and marketable securities, cash flow from operations, and the line of credit commitment will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through the next twelve months.

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

    Although the Company has experienced significant growth in recent periods, such growth rates may not be sustainable and may not be indicative of future operating results. The Company's continued growth will depend in part upon its ability to enhance existing applications and develop and introduce new applications that are technologically advanced, respond to evolving customer requirements, respond to competitive products or announcements, and achieve market acceptance of its products.

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements of new products or technological innovations by the Company or its competitors, as well as other events or factors. Changes in earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, or relating to the Company specifically, have in the past resulted and could in the future result in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices of securities of many high-technology companies and which have often been unrelated to the operating performance of these companies. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     The Company currently derives substantially all of its revenue from the SA-EXPERTISE-TM- suite of products and related services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of the SA-EXPERTISE-TM-suite of products and services would have a material adverse effect on the Company's business and results of operations. At the end of the first quarter the company released SA-EXPERTISE-TM- for CUSTOMER RELATIONSHIP MANAGEMENT
(CRM), a suite of applications to address external customer support and satisfaction. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of the SA-EXPERTISE-TM- suite and other products.

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


Dated: August 11, 1997

SOFTWARE ARTISTRY, INC.

/s/ W. Scott Webber                              Thomas E. Vanneman
------------------------------------        --------------------------
W. Scott Webber                                 Thomas E. Vanneman
President, Chief Executive Officer         Vice President, Finance and
and Director                               Administration, Chief Financial
(Principal Executive Officer)              Officer, Secretary and Treasurer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)