Form 10-Q
period 1997-09-30
SOFTWARE ARTISTRY INC
filed 1997-11-13
CIK 862928

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-Q
                               ________________

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                          EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     Or

        TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF  1934
                FOR THE TRANSITION PERIOD FROM ____ TO ____

                         Commission file number:  0-25578

                             SOFTWARE ARTISTRY, INC.
              (Exact name of registrant as specified in its charter)


                  Indiana                                35-1731589
      (State or other jurisdiction                    (I.R.S. Employer
             of organization)                      Identification Number)

9449 Priority Way West Drive, Indianapolis, IN              46240
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

             Yes  X                           No
                 ---                             ---
As of November 11, 1997, there were 6,906,557 shares of Common Stock, no par value, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SOFTWARE ARTISTRY, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

                                                                            Page
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         As of September 30, 1997 and December 31, 1996                      3

         Condensed Consolidated Statements of Operations --
         For the three months and nine months ended
         September 30, 1997 and 1996                                         4

         Condensed Consolidated Statements of Cash Flows --
         For the nine months ended September 30, 1997 and 1996               5

         Notes to Condensed Consolidated Financial Statements                6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                   15

         Signatures                                                         15

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SOFTWARE ARTISTRY, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                    September 30,   December 31,
                                                        1997            1996
                                                    -------------   ------------
                                                     (Unaudited)

                                        ASSETS
Current assets:
   Cash and cash equivalents                            $11,270        $15,606
   Marketable securities                                     65          2,216
   Trade account receivables, net of allowance
     for doubtful accounts of $655 in 1997
     and $480 in 1996                                    14,416         12,036
   Accrued accounts receivable                            2,718          1,749
   Other receivables                                         17            366
   Prepaid and other assets                               1,363            870
   Deferred income taxes                                    344            262
                                                        -------        -------
     Total current assets                                30,193         33,105

Property and equipment, net                               6,077          5,676
Capitalized software development costs, net               1,757          1,245
Goodwill and other intangible assets, net                 1,250             --
Other assets                                                 75             51
                                                        -------        -------

     Total assets                                       $39,352        $40,077
                                                        -------        -------
                                                        -------        -------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities             $ 2,042        $ 2,556
   Accrued compensation and related expenses                950          1,898
   Income taxes payable                                     494            874
   Deferred revenue                                      10,099          7,560
                                                        -------        -------
     Total current liabilities                           13,585         12,888

Deferred income taxes                                      (411)           737
                                                        -------        -------

   Total liabilities                                     13,174         13,625
                                                        -------        -------

Stockholders' equity:
   Common stock, no par value; 10,000,000 shares
     authorized, 7,085,433 and 6,985,708 shares
     outstanding at September 30, 1997 and
     December 31, 1996, respectively                     24,391         24,091
   Treasury stock; 182,983 shares at September 30,
         1997 and 242,500 shares at December 31, 1996    (1,799)        (2,028)
   Accumulated translation adjustments                       79            (83)
   Retained earnings                                      3,507          4,472
                                                        -------        -------
     Total stockholders' equity                          26,178         26,452
                                                        -------        -------

     Total liabilities and stockholders' equity         $39,352        $40,077
                                                        -------        -------
                                                        -------        -------


                                See accompanying notes.

                               SOFTWARE ARTISTRY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three Months Ended             Nine months Ended
                                                                 September 30,                  September 30,
                                                              1997           1996           1997           1996
                                                            -------         ------        -------        -------
Revenues:
  Initial license fees                                      $ 6,781         $5,418        $18,600        $13,869
  Renewal license fees and services                           5,062          2,843         12,647          7,990
                                                            -------         ------        -------        -------
    Total revenues                                           11,843          8,261         31,247         21,859
                                                            -------         ------        -------        -------
Operating expenses:
  Costs of license fees                                         596            475          1,628          1,283
  Costs of renewal license fees and services                  1,970          1,786          5,524          4,458
  Sales and marketing                                         4,962          3,515         14,135         10,195
  Product development                                         1,481          1,413          4,144          3,581
  General and administrative                                  1,798            806          3,626          2,326
  Non-recurring charge                                        4,100             --          4,100            207
                                                            -------         ------        -------        -------
    Total operating expenses                                 14,907          7,995         33,157         22,050
                                                            -------         ------        -------        -------

Operating (loss) income                                      (3,064)           266         (1,910)          (191)

Interest income, net                                            143            204            531            567
                                                            -------         ------        -------        -------

Income (loss) before income taxes                            (2,921)           470        (1,379)            376

Provision (benefit) for income taxes                           (938)           160          (414)            128
                                                            -------         ------        -------        -------

Net (loss) income                                           $(1,983)        $  310       $  (965)        $   248
                                                            -------         ------        -------        -------
                                                            -------         ------        -------        -------

Primary:
  Net (loss) income per share                               $ (0.25)        $ 0.04       $  (0.12)       $  0.03
                                                            -------         ------        -------        -------
                                                            -------         ------        -------        -------

  Shares used in computing net (loss) income per share        7,941          7,413          7,769          7,499
                                                            -------         ------        -------        -------
                                                            -------         ------        -------        -------





                               See accompanying notes.

                               SOFTWARE ARTISTRY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Nine months Ended
                                                                September 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Operating activities:
  Net (loss) income                                          $  (965)  $    248
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Write-off of acquired research and development costs      4,100         --
     Depreciation and amortization of property and equipment   1,398      1,083
     Amortization of software development costs                  520        284
     Amortization of goodwill and other intangible assets         59         --
     Change in allowance for doubtful accounts                  (175)      (118)
     Loss on sale of furniture and equipment                      55         --
     Changes in assets and liabilities:
       Trade accounts receivable                              (2,825)     2,588
       Prepaid and other current assets                         (493)      (122)
       Accounts payable and accrued liabilities                 (986)       175
       Accrued compensation and related expenses                (948)      (541)
       Income taxes payable                                     (380)      (241)
       Deferred revenue                                        2,471        494
       Deferred income taxes                                  (1,230)        --
                                                             -------   --------
     Net cash provided by operating activities                   601      3,850
                                                             -------   --------

Investing activities:
  Sale (purchase) of marketable securities, net                2,151     (8,009)
  Purchase of property and equipment                          (1,598)    (2,289)
  Capitalization of software development costs                (1,032)      (608)
  Acquisition of Sirius Systems, Inc.                         (5,125)        --
  Increase in other non-current assets                           (24)        (1)
                                                             -------   --------
     Net cash provided (used) by investing activities         (5,628)   (10,907)
                                                             -------   --------

Financing activities:
  Proceeds from exercise of stock options                        529        307
  Purchase of treasury stock                                      --     (2,028)
  Principal payments on equipment obligations                     --        (18)
                                                             -------   --------
     Net cash provided (used) by financing activities            529     (1,736)

Accumulated translation adjustments                              162         --
                                                             -------   --------

Change in cash and cash equivalents                           (4,336)    (8,796)

Cash and cash equivalents, beginning of period                15,606     15,816
                                                             -------   --------

Cash and cash equivalents, end of period                     $11,270   $  7,020
                                                             -------   --------
                                                             -------   --------

Supplemental disclosures:
  Cash paid for:
     Interest expense                                        $    22   $      4
     Income taxes                                                413        369



                              See accompanying notes.

                              SOFTWARE ARTISTRY, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    Software Artistry, Inc. (the "Company") develops, markets, and supports a family of internal and external customer support software applications. To date, a significant portion of revenues have been generated from North American customers, although sales to non-North American customers continue to increase as a percentage of revenues. The Company does not have a concentration of credit risk in any one industry, geographic region, or customer.

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

    In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies all of its marketable debt securities as available-for-sale securities. These securities are valued at their fair value. There was no significant difference between cost and fair value at September 30, 1997 or December 31, 1996.

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

    Capitalized software development costs consists of the following amounts (in thousands):

                                         September 30,     December 31,
                                             1997              1996
                                         -------------     ------------
                                          (Unaudited)
Capitalized costs                          $  2,870          $  1,838
Less accumulated amortization                 1,113               593
                                         -------------     ------------
                                           $  1,757          $  1,245
                                         -------------     ------------
                                         -------------     ------------

4.  NET INCOME PER SHARE

    Net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding and gives effect to certain adjustments. Common equivalent shares include outstanding stock options. Common equivalent shares are included in the per share calculation using the modified treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

5.  USE OF MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

6.  ACQUISITION

    On August 12, 1997, the Company acquired certain assets and liabilities of Sirius Systems, Inc. (Sirius), an Atlanta-based sales management software developer. The purchase price consisted of a $5,125,000 initial cash payment and a contingent earnout of up to $2,000,000 if certain future revenue levels are attained. Of the total purchase price, $4.1 million was allocated to acquired research and development related to projects which had
not yet attained technological feasibility.   This amount is reflected as a
non-recurring charge in the Company's third quarter operating results. The remaining purchase price has been allocated to the assets and liabilities of Sirius based upon their estimated respective fair values. This amount exceeded the fair value of Sirius's net assets by approximately $1,309,000 which was assigned to goodwill and other intangible assets.

    This acquisition was accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of purchase.

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

RESULTS OF OPERATIONS

    The following table sets forth certain income and expense items as a percentage of total revenues, and the percentage change in dollar amounts of such items, for the three months and nine months ended September 30, 1997 and 1996.



                                                                                                  Period to Period Change
                                                  Three Months Ended      Nine months Ended   -----------------------------
                                                     September 30,           September 30,     Three Months    Nine months
                                                  ------------------      ------------------  1997 Compared   1997 Compared
                                                   1997        1996        1997        1996      to 1996         to 1996
                                                  ------      ------      ------      ------  -------------   -------------
Revenues:
  Initial license fees                              57%         66%         60%         63%         25%            34%
  Renewal license fees and services                 43          34          40          37          78             58
                                                  ------      ------      ------      ------
    Total revenues                                 100         100         100         100          43             43
                                                  ------      ------      ------      ------

Operating expenses:
  Costs of license fees                              5           6           5           6          25             27
  Costs of renewal license fees and services        17          22          18          20          10             24
  Sales and marketing                               42          42          45          47          41             39
  Product development                               12          17          13          16           5             16
  General and administrative                        15          10          12          11         123             56
  Non-recurring charge                              35          --          13           1           *              *
                                                  ------      ------      ------      ------
    Total operating expenses                       126          97         106         101          86             50
                                                  ------      ------      ------      ------

Income (loss) from operations                      (26)          3          (6)         (1)          *              *

Interest income, net                                 1           3           2           3         (30)            (6)
                                                  ------      ------      ------      ------

Income before income taxes                          25           6         (4)           2           *              *

Provision for income taxes                          (8)          2         (1)           1           *              *
                                                  ------      ------      ------      ------

Net income                                         (17)%         4%        (3)%          1%          *              *
                                                  ------      ------      ------      ------
                                                  ------      ------      ------      ------

----------------------------------
*   Not a meaningful percentage

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

  Total revenues increased 43% to $11.8 million for the quarter ended September 30, 1997, from $8.3 million for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, total revenues increased by 43% to $31.2 million from $21.9 million for the comparable period 1996 period.

  International revenues accounted for approximately 28% and 27% of the Company's total revenues for the three months ended September 30, 1997 and 1996, respectively. International revenues accounted for approximately 27% and 21% of the Company's total revenues for the nine months ended September 30, 1997 and 1996, respectively.

    INITIAL LICENSE FEES
    Initial license fee revenues increased 25% to $6.8 million for the quarter ended September 30, 1997, from $5.4 million for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, initial license fee revenues increased 34% to $18.6 million from $13.9 million for the comparable 1996 period. The increase in initial license fees was primarily due to increased world-wide acceptance throughout the industry of the Company's move to integrated applications suites verses single product sales.

    North American initial license fees increased $740,000 (22%) to $4.2 million in the third quarter of 1997 compared to $3.4 million in the third quarter of 1996. For the nine month period ended September 30, 1997, North American initial license fees increased $1.5 million (15%) to $11.3 million compared to $9.9 million for the comparable 1996 period. The increase in North American license fees is primarily due to additional salespersons hired during 1997.

    Initial license fees from outside North America increased $0.6 million (31%) to $2.6 million, or 38% of total initial license fees revenue for the third quarter of 1997, from $2.0 million or 37% for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, initial license fees from outside North America increased by $3.3 million (82%) to $7.3 million, or 39% of total license fees revenue, compared to $4.0 million or 29% for the comparable 1996 period. The increase in initial license fees outside North America is primarily the result of increased acceptance of the Company's move to integrated applications suites verses single product sales both in Europe and the Asia-Pacific regions.

    As both the European and Asia-Pacific operations continue to mature, the Company believes that initial license fees from outside North America will continue to increase as a percentage of total revenues.

    The initial license fees for products are based on the number of seats a licensee contracts to use.

    RENEWAL LICENSE FEES AND SERVICES
    Renewal license fees include a portion of initial license fee amounts representing support (unbundled from the initial license fee) and annual license renewals. Renewal license fee revenues increased 52% to $2.6 million in the three months ended September 30, 1997 from $1.7 million for the comparable period in 1996. For the nine month period ended September 30, 1997, renewal license fee revenues increased 39% to $6.9 million from $4.9 million for the comparable 1996 period. The increase is due to an expanded user base as a result of an increased number of product installations and license expansions.

    Services revenues increased 119% to $2.4 million in the third quarter of 1997 from $1.1 million in the third quarter of 1996. For the nine month period ended September 30, 1997, service revenues increased 90% to $5.8 million from $3.1 million for the comparable 1996 period. This increase is attributable to the increase in revenues from the initial licensing of the SA-EXPERTISE-TM- products and the Company's commitment to being a total solutions provider of products, services and training to existing customers.

    COSTS OF LICENSE FEES
    Costs of license fees consist primarily of third party royalties, product media, documentation, duplication, shipment, and amortization of capitalized software costs. Costs of license fees increased 25% to $596,000 in the third quarter of 1997 from $475,000 in the third quarter of 1996. For the nine month period ended September 30, 1997, costs of license fees increased 27% to $1.6 million from $1.3 million for the comparable 1996 period. Costs of license fees represented 5% and 6% of total revenues for the three months ended September 30, 1997, and 1996, respectively. For the nine month period ended September 30, 1997, costs of license fees represented 5% of total revenues compared to 6% for the comparable 1996 period. The Company expects these costs to remain a similar percentage of total revenues for the remainder of 1997.

    COSTS OF RENEWAL LICENSE FEES AND SERVICES
    Costs of renewal license fees and services consist primarily of the costs of providing customer technical support, consulting, education, and account management. Costs of renewal license fees and services constituted 17% and
22% of total revenues and 39% and 63% of renewal license fees and services
revenue in the third quarters of 1997 and 1996, respectively.   Costs of
renewal license fees and services constituted 18% and 20% of total revenues and 44% and 56% of renewal license fees and services revenue in the first
nine months of 1997 and 1996, respectively.   The increase was due primarily
to the growth in the Company's installed customer base.

    SALES AND MARKETING
    Sales and marketing expenses consist primarily of salaries, commissions, incentives and travel expenses of sales and marketing personnel, as well as
promotional expenses.   Sales and marketing expenses were 42% of total
revenues in the third quarters of 1997 and 1996, respectively.   For the nine
month periods ended September 30, 1997 and 1996, sales and marketing expenses were 45% and 47% of total revenues, respectively. The amount of spending on sales and marketing increased primarily due to the development and staffing of the channel marketing department. The percentage change actually decreased due to costs being spread over a larger revenue base.

    PRODUCT DEVELOPMENT
    The following table sets forth information regarding product development costs (dollar amounts in thousands):

                                                Three months ended September 30,      Nine months ended September 30,
                                                --------------------------------      -------------------------------
                                                     1997              1996                1997             1996
                                                ---------------   --------------      ---------------  --------------
Total product development costs                     $  1,876         $  1,625            $  5,176         $  4,189
Costs capitalized                                        395              212               1,032              608
                                                    --------         --------            --------         --------
    Product development expense                     $  1,481         $  1,413            $  4,144         $  3.581
                                                    --------         --------            --------         --------
                                                    --------         --------            --------         --------

Amortization of capitalized software
  development costs (included in costs
  of license fees)                                  $    168         $    118            $    521         $    284

Percentage of costs capitalized                          21%              13%                 20%              14%
Percentage of costs capitalized,
  net of amortization                                    12%               6%                 10%               7%


    Product development expenses were 12% and 17% of total revenues in the third quarters of 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, product development expenses were 13% and 16% of total revenues, respectively. The increase in dollar amounts was due primarily to the acquisition of Sirius Systems, Inc. ("Sirius"). The decrease in percentage of revenue is due primarily to the increase in costs capitalized which have increased due to additional resources being dedicated to unreleased products.

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

    GENERAL AND ADMINISTRATIVE
    General and administrative expenses include the costs of finance, human resources, information systems, and administrative departments of the Company. General and administrative expenses represented 15% and 10% of total revenue for the third quarters of 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, general and administrative expenses were 12%
and 11% of total revenues, respectively.   The increase is due primarily to a
write-off of a specific account receivable totaling approximately $400,000 and an increase in the bad debt allowance due to the increase in sales.

  NON-RECURRING CHARGE
  During the third quarter of 1997, the Company recorded a non-recurring charge of $4.1 million for the write-off of acquired research and development costs associated with the acquisition of Sirius Systems, Inc. ("Sirius").

  INTEREST INCOME, NET
  Interest income, net, was $143,000 and $204,000 for the three months ended September 30, 1997 and 1996, respectively. For the nine month period ended September 30, 1997, interest income decreased to $0.5 from $0.6 million for the nine month period ended September 30, 1996. The decrease in net interest income is due to the reduction of the Company's investment portfolio, primarily resulting from the acquisition of Sirius.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated $601,000 and $3.9 million of cash from operations for the nine months ended September 30, 1997 and 1996, respectively. The 1997 decrease is due primarily to the an increase in accounts receivable offset by an increase in deferred revenue.

  Account receivables increased to $17.1 million from $13.8 million and deferred revenues increased to $10.1 million from $7.6 million at September 30, 1997 from December 31, 1996, respectively. The increase in accounts receivable is primarily attributable to third quarter sales being more heavily weighted toward the end of the quarter than other quarters.

  The Company used $5.6 million for investment activities in the first three quarters of 1997 and $10.9 million for investment activities for the same period in 1996. In the first nine months of 1997 and 1996, the Company used $1.6 million and $2.3 million, respectively, for purchases of property and equipment. Due to planned business expansion, additions to property and equipment are expected to continue, including the purchase of equipment for new employees, upgrading equipment for existing employees, and expansion of Company facilities. As of September 30, 1997, the Company had no material commitments for capital expenditures other than those related to the Company's relocation to a new corporate office facility.

  As of September 30, 1997, the Company had $11.3 million of cash and cash equivalents and marketable securities, and working capital of $16.6 million. In addition, at September 30, 1997 the Company had a working capital line of credit of $2.0 million. Management believes that existing cash balances and marketable securities, cash flow from operations, and the line of credit commitment will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements at least through the next twelve months.

  In October 1996 the Company signed a lease for a new corporate office facility in the same vicinity as its current corporate office. The expected occupancy date is January 1998. The new facility is necessary to meet the expected growth in company staff. The lease commitment is substantially greater than the current lease, but is relatively comparable in cost per square foot. In connection with this relocation, there may be capital costs incurred by the company for leasehold improvements and other equipment. In connection with the Company's decision to remain in Indiana, state and city tax credits are available which could aggregate more than $10 million over a ten year period beginning in 1997.

OUTLOOK

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

  On August 12, 1997, the Company acquired substantially all of the assets of Sirius Systems, Inc., a sales management organization that has been providing sales and marketing solutions on a global basis since 1991. The acquisition, which fulfilled a key component of the company's strategy for the customer relationship management market, provides the company's customers with a unified source of acquiring, developing and maintaining customer relationships. This acquisition was neutral to earnings in the third quarter (exclusive of the non-recurring charge to earnings of $4.1 million) and is expected to be modestly dilutive to earnings in the fourth quarter.

 During the third quarter of 1997, the Company released SA-Expert
Discovery-TM-, a dynamic application that leverages an organization's investment in support technology. Expert Discovery improves customer satisfaction and support center effectiveness by transforming support center data into meaningful information. Expert

Discovery also offers the ability to integrate with data from network and systems management platforms as well as enterprise resource planning applications, allowing executive decision makers to gain insight into actual service level performance. The Company believes it is the only one in the industry with this type of application. The company expects that sales of this product will add to fourth quarter 1997 and full year 1998 results.

  During the third quarter of 1997, the Company expanded its Expert Partners-TM- program, which is currently composed of over 50 organizations including MicroAge The Corporate Center, XLConnect Solutions, Inc., Global Management Systems Incorporated (GMSI), and Coopers & Lybrand. As part of the company's channel marketing division formed in March of this year, Expert Partners provides the infrastructure, programs and processes to accelerate the growth of strategic relationships with industry-leading systems integrators, value-added resellers (VARs), and service and technology organizations that can add value to the company's offerings.

  Additionally, the company added two international distributors: NextWare Limited in Japan and PooRun Information Systems and Engineering Company (PRISE) in Korea. These distributors have begun to actively market, resell and support all company software application suites, which are fully double-byte enabled to support languages in these key Asian markets. The company also signed a development partnership with Computer Associates International, Inc. (CA), a $35 billion organization providing enterprise management solutions to nearly 100% of Fortune 500 companies. The partnership allows users of the company's SA-Expertise for Enterprise Support Management (ESM) application suite to perform proactive management for enterprises managed by CA's Unicenter TNG. Results from these partnerships are expected in the first half of 1998.

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

  The Company currently derives substantially all of its revenue from the SA-EXPERTISE-TM- suite of products and related services and expects this concentration to continue for the foreseeable future. As a result, any factor adversely affecting the demand for, or pricing of the SA-EXPERTISE-TM-suite of products and services would have a material adverse effect on the Company's business and results of operations. The Company's future financial performance will depend significantly on the successful development and customer acceptance of new and enhanced versions of the SA-EXPERTISE-TM-suite and other products. At the end of the first quarter the company released SA-EXPERTISE-TM- for CUSTOMER RELATIONSHIP MANAGEMENT (CRM), a suite of applications to address external customer support and satisfaction.

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

  Despite the high credit ratings on the marketable securities in the Company's investment portfolio, there is no assurance such agencies will not default on their obligations which could result in losses of principal and accrued interest to the Company.

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

Dated: November 13, 1997

SOFTWARE ARTISTRY, INC.

/s/ W. Scott Webber                      /s/ Thomas E. Vanneman
------------------------------------     ------------------------------------
W. Scott Webber                          Thomas E. Vanneman
President, Chief Executive Officer       Vice President, Finance
and Director                             and Administration,
(Principal Executive Officer)            Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Principal Financial Officer)